Form 10-Q
period 1996-03-31
FARREL CORP
filed 1996-05-13
CIK 34645

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996
                                ------------------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

Commission file number    0 -19703
                        ------------

                               Farrel Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               22-2689245
- - -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   25 Main Street, Ansonia, Connecticut, 06401
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (203) 736-5500
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                                    OUTSTANDING AT May 9, 1996
- - --------------------------------------------------------------------------------
Common Stock (Voting), $.01 par value                           5,972,757

                               Farrel Corporation

                                      Index

                                                                            Page
                                                                            ----
Part I.  Financial Information

                  Consolidated Balance Sheets -
                  March 31, 1996 and December 31, 1995                         3

                  Consolidated Statements of Operations -
                  Three Months Ended March 31, 1996
                    and April 2, 1995                                          4

                  Consolidated Statements of Cash Flows -
                  Three Months ended March 31, 1996
                    and April 2, 1995                                          5

                  Notes to Consolidated Financial Statements                   6

                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        7-8

                  Exhibit 11 - Computation of Earnings Per Share               9

Part II.          Other Information                                           10

                         Part I - Financial Information
                               FARREL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                          March 31,   December 31,
                                                                          ---------   ------------
                                                                             1996        1995
                                                                             ----        ----
ASSETS                                                                   (Unaudited)
     Current Assets:
        Cash and cash equivalents                                          $  3,177     $  4,066
        Accounts receivable, net of allowance for
           doubtful accounts of  $104 and $102,
           respectively                                                      13,992       23,536
        Inventory                                                            15,079       12,836
        Other current assets                                                  2,267        1,553
                                                                           --------     --------
                      Total current assets                                   34,515       41,991
        Property, plant and equipment - net
           of accumulated depreciation of $7,457 and
           $7,136, respectively                                               9,658        9,676
        Other Assets                                                          1,587        1,745
                                                                           --------     --------
                   Total Assets                                            $ 45,760     $ 53,412
                                                                           ========     ========
LIABILITIES & STOCKHOLDERS' EQUITY
        Current Liabilities:
           Accounts payable                                                $  9,105     $ 14,303
           Accrued expenses & taxes payable                                   1,252        2,822
           Advances from customers                                            3,603        3,936
           Accrued installation & warranty costs                              1,486        1,623
           Short - term debt                                                    191          194
                                                                           --------     --------
                       Total current liabilities                             15,637       22,878
        Long - term debt                                                        382          388
        Postretirement benefit obligation                                     1,319        1,332
        Other long-term obligations                                             696          696
        Deferred income taxes                                                   286          304
        Commitments and contingencies                                          --           --
                                                                           --------     --------
                       Total Liabilities                                     18,320       25,598
                                                                           --------     --------
        Stockholders' Equity:
           Preferred stock, par value $100, 1,000,000
                 shares authorized, no shares issued                           --           --
           Common stock, par value $.01,
                10,000,000 shares authorized,
                 6,142,806 shares issued                                         61           61
           Paid in capital                                                   19,295       19,295
           Cumulative translation adjustment                                   (782)        (646)
           Treasury stock 170,800 and 151,349 shares at  March
           31, 1996 and December 31, 1995, respectively                        (896)        (837)
           Retained earnings                                                 10,108       10,287
           Minimum pension liability                                           (346)        (346)
                                                                           --------     --------
                       Total Stockholders' Equity                            27,440       27,814
                                                                           --------     --------
Total Liabilities and Stockholders' Equity                                 $ 45,760     $ 53,412
                                                                           ========     ========

           See Accompanying Notes to Consolidated Financial Statements

                                              FARREL CORPORATION
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In thousands, except per share and share data)

                                                        Three Months Ended
                                                        ------------------
                                                    March 31,          April 2,
                                                      1996              1995
                                                      ----              ----
                                                           (unaudited)
Net Sales                                         $    17,865       $    10,038

Cost of sales                                          13,506             7,770
                                                  -----------       -----------
Gross margin                                            4,359             2,268

Operating expenses:

    Selling                                             1,537             1,765

    General & administrative                            1,911             2,036

    Research & development                                523               524
                                                  -----------       -----------
Total operating expenses                                3,971             4,325
                                                  -----------       -----------

Operating income/(loss)                                   388            (2,057)

Interest income, net                                       43               103

Other (expense), net                                      (91)              (52)
                                                  -----------       -----------
Income/(loss) before income taxes                         340            (2,006)

Provision/(benefit) for income taxes                      159              (762)
                                                  -----------       -----------
Net Income/(loss)                                 $       181       ($    1,244)
                                                  ===========       ===========

Per share data:

Net Income/(loss) per common share                $      0.03       ($     0.21)
                                                  ===========       ===========
Average shares outstanding                          5,985,177         6,045,684
                                                  ===========       ===========
   Dividends per share                            $      0.06       $      0.20
                                                  ===========       ===========

           See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                              Three Months Ended
                                                              ------------------
                                                             March 31,    April 2,
                                                             ---------    --------
                                                               1996         1995
                                                               ----         ----
                                                                 (Unaudited)
Cash flows from operating activities:
  Net Income/loss                                            $   181     ($ 1,244)
  Adjustments to reconcile net income/(loss) to net
  cash (used in)/provided by operating activities:
    Depreciation and amortization                                414          356
    Decrease in accounts receivable                            9,423       10,850
    (Increase) in inventory                                   (2,312)      (4,113)
    (Decrease) in accounts payable                            (5,120)      (1,240)
    (Decrease)/increase in customer advances                    (317)       4,754
    (Decrease) in accrued expenses & taxes                    (1,864)      (1,593)
    (Decrease) in accrued installation and warranty costs       (122)        (533)
    (Decrease) in deferred income taxes                         (100)        (435)
    Other                                                       (213)        (359)
                                                             -------     --------
    Total adjustments                                           (211)       7,687
                                                             -------     --------
    Net cash (used in)/provided by operating activities          (30)       6,443
                                                             -------     --------
Cash flows from investing activities:
    Purchases of property, plant and equipment                  (430)        (264)
                                                             -------     --------
    Net cash (used in) investing activities                     (430)        (264)
Cash flows from financing activities:
    Repayment of short term borrowings                          --         (1,064)
    Used for repurchase of common stock                          (59)         (76)
    Used for dividends paid                                     (360)      (1,209)
                                                             -------     --------
     Net cash (used in) financing activities                    (419)      (2,349)
Effect of foreign currency exchange rate changes on cash         (10)          77
                                                             -------     --------
Net (decrease)/increase in cash and cash equivalents            (889)       3,907
    Cash and cash equivalents - Beginning of period            4,066        9,384
                                                             -------     --------
    Cash and cash equivalents - End of period                $ 3,177     $ 13,291
                                                             =======     ========
Income taxes paid                                            $   481     $  1,024
                                                             =======     ========
Interest paid                                                $    15     $     15
                                                             =======     ========

           See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the consolidated financial position of Farrel Corporation ("Farrel" or "the Company") as of March 31, 1996, and the consolidated results of its operations and cash flows for the three months ended March 31, 1996 and April 2, 1995. These results are not necessarily indicative of results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1995.

NOTE 2 - INVENTORY

         Inventory is comprised of the following:

                                                      March 31,        December 31,
                                                      ---------        ------------
                                                         1996              1995
                                                         ----              ----
                                                            (In thousands)
Stock and raw materials ....................           $ 6,465           $ 4,485
Work-in process ............................             8,614             8,351
                                                       -------           -------
Total ......................................           $15,079           $12,836
                                                       =======           =======

PART I - ITEM 2 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED APRIL 2,
1995

         Net sales for the first quarter of fiscal 1996 were $17.9 million compared to $10.0 million during the first quarter of 1995. The increase in net sales is the primary reason for the increase in income in the first quarter of 1996 compared to the first quarter of 1995. The increase in net sales is largely attributed to the timing of when customer orders shipped in each respective period. Management continues to believe the markets served by the Company's products remain extremely competitive. Management further believes the Company operates, at least to some extent, in markets still experiencing the after-effects of recessions in the United States and Western Europe and to ongoing political and economic instability in Eastern Europe and the Middle East. Far Eastern markets remain extremely competitive and difficult to penetrate. Management anticipates these market conditions to continue to prevail during the remainder of 1996.

         Order intake has remained slow in the first quarter of 1996 when the Company received $17.6 million in orders compared to $20.6 million during the first quarter of fiscal 1995. In the case of major equipment orders, up to 12 months are required to complete the manufacturing process. Accordingly, revenues may be recognized in a later accounting period than the one in which the order was received. In addition, the cyclical nature of industry demand and, therefore order intake, may effect the Company's quarterly results of operations. Firm backlog at the end of the first quarter of 1996 was $29.4 million compared to $29.7 million at December 31, 1995 and $49.7 million at the end of the first quarter of 1995. Firm backlog as of May 9, 1996 and 1995 was $50.0 million and $51.7 million, respectively. The Company's ability to increase net sales depends upon a strengthening in the Company's traditional markets. There can be no assurance that such an improvement will lead to increased orders for the Company's products.

         Gross margin in the first quarter of 1996 approximated $4.4 million, approximately $2.1 million greater than the $2.3 million reported for the first quarter of 1995, while the margin percentage increased to 24.4 % from 22.6%. The improved gross margin is attributed to higher first quarter 1996 sales compared to 1995 as well as the mix of products sold. The extremely competitive conditions previously discussed continue to exert pressure on the levels of margin percentages achieved, a situation which is expected to continue in the foreseeable future.

         As previously reported, the Company announced a plan to cease component manufacturing operations in the United States and to consolidate all component manufacturing in its Rochdale, England facility. The Company's U.K. facility was selected for this cost-effective consolidation into one facility because of its overall greater efficiency. The change in component manufacturing was substantially completed by the end April, 1996. Assembly operations will continue to be performed in both the United States and England.

         Operating expenses in the first quarter of 1996 and 1995 approximated $4.0 million and $4.3 million, respectively. The reduction of operating costs is largely attributed to elimination of selected executive positions and to continuing efforts to strictly control expenses. The Company has capitalized approximately $.7 million and $.8 million, respectively of third party costs as of March 31, 1996 and December 31, 1995, respectively. These costs were incurred to identify, negotiate and contract with several acquisition candidates primarily outside the United States. It is possible that efforts related to individual acquisition candidates may prove unsuccessful in the near term, at which point the capitalized costs would be charged to current operations.

         The income tax rate in the first quarter of 1996 and 1995, as a percentage of pre-tax income/(loss), was 46.8% and 38.0%, respectively. The unusually high 1996 rate is due to the consolidation of domestic income with a foreign loss. Management does not anticipate the effective income tax rate to approximate this level for the full fiscal year.

MATERIAL CONTINGENCIES

         In 1995 the Company settled litigation against USM Corporation, Emhart Corporation and certain of their affiliates regarding responsibility for environmental conditions at the Ansonia and Derby, CT facilities ("Facilities") at the time of the Company's acquisition of the business from USM in May 1986. Pursuant to the 1995 settlement agreement with the Company, The Black and Decker Corporation, a Fortune 150 company, which acquired USM in 1989, has assumed full responsibility for all investigation and any remediation of pre-1986 contamination at the Facilities in accordance with a consent decree entered into between Black and Decker and the Connecticut Department of Environmental Protection. An environmental assessment of the Facilities is currently being conducted. Although this assessment is not complete, on the basis of preliminary data now available there is no reason to believe that any activities which might be required as a result of the findings of the assessment will have a material effect upon the capital expenditures, earnings or the competitive position of the Company.

LIQUIDITY AND CAPITAL RESOURCES; CAPITAL EXPENDITURES

         Working capital and the working capital ratio at March 31, 1996 were $18.9 million and 2.2 to 1, respectively, compared to $ 19.1 million and 1.8 to 1 at December 31, 1995, respectively. The Company paid a dividend of $.06 per share in the first quarter of 1996 from 1995 earnings. The Company's ability to pay dividends in the future is limited under its credit facility.

         Due to the nature of the Company's business, many sales are of a large dollar amount. Consequently, the timing of recording such sales may cause the balances in accounts receivable and/or inventory to fluctuate dramatically between quarters and may result in significant fluctuations in cash provided by operations. Historically, the Company has not experienced significant problems regarding the collection of accounts receivable. The Company has also generally financed its operations with cash generated by operations, with progress payments from customers and with borrowings under its bank credit facilities. Management anticipates that its cash balances, operating cash flows and available credit line will be adequate to fund anticipated capital commitments and working capital requirements for at least the next twelve months. The Company made capital expenditures of $.4 and $.3 million during the first quarter of fiscal 1996 and 1995, respectively.

         The Company has a worldwide multi-currency credit facility with a major U.S. bank in an amount of $20.0 million for direct borrowings and letters of credit and up to (pound)3.0 million for foreign exchange contracts. The facility contains limitations on direct borrowings and letters of credit combined based upon stipulated levels of accounts receivable, inventory and backlog. The facility also contains covenants specifying minimum and maximum thresholds for operating results and selected financial ratios. There were $4.3 million and $8.3 million of letters of credit outstanding at March 31, 1996 and December 31, 1995, respectively. The facility expires on December 31, 1999.

                                                                      Exhibit 11

                               FARREL CORPORATION
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                 (In thousands, except per share and share data)

                                                         Three Months Ended
                                                     --------------------------
                                                      March 31,       April 2,
                                                        1996            1995
                                                        ----            ----
Primary
- - -------

Net income (loss) applicable to common stock         $      181     ($    1,244)
                                                     ==========     ===========

Weighted average number of common
shares outstanding during the period                  5,982,669       6,045,684

Stock option and purchase plans                           2,508            --
                                                     ----------     -----------

Total common and common equivalent
  shares outstanding                                  5,985,177       6,045,684

Net income (loss) per common and common
  equivalent share - primary                         $     0.03     ($     0.21)
                                                     ==========     ===========


Fully Diluted
- - -------------

Net income (loss) applicable to common stock         $      181     ($    1,244)
                                                     ==========     ===========

Weighted average number of common
shares outstanding during the period                  5,982,669       6,045,684

Stock option and purchase plans                           2,508            --
                                                     ----------     -----------

Total common and common equivalent
shares outstanding                                    5,985,177       6,045,684
                                                     ==========     ===========

Net income (loss) per common and common
  equivalent share - fully diluted                   $     0.03     ($     0.21)
                                                     ==========     ===========

PART II - OTHER INFORMATION
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 10(a) Amendment (April 17, 1996) to Employment Agreement between Rolf. K. Liebergesell and the Company, dated November 1, 1991

Exhibit 10(b) Employment Agreement between Harold J. Wilson and the Company, dated March 18, 1996.

Exhibit 10(c) Amendments (April 10, 1996) to the Secondment Agreements between Karl N. Svensson and the Company dated March 3, 1995, also attached.

Exhibit 11 - (Regulation S-K) Computation of Earnings Per Share.

         See Page 9.

Reports on Form 8-K

         No Reports on Form 8-K were filed by the registrant during the periods covered by this report.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                            FARREL CORPORATION
                                            ------------------
                                            REGISTRANT




DATE: May 13, 1996                          /s/ Rolf K. Liebergesell
      ------------                          -----------------------------
                                            ROLF K. LIEBERGESELL
                                            CHIEF EXECUTIVE OFFICER
                                            AND CHAIRMAN OF THE BOARD





DATE: May 13, 1996                          /s/ Catherine M. Boisvert
      ------------                          -----------------------------
                                            CATHERINE M. BOISVERT
                                            VICE PRESIDENT AND CONTROLLER
                                            (CHIEF ACCOUNTING OFFICER)