Form 10-Q
period 1996-06-30
FARREL CORP
filed 1996-08-12
CIK 34645

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996

                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________
Commission file number    0-19703

                               Farrel Corporation
             (Exact name of registrant as specified in its charter)

               Delaware                                     22-2689245
   -------------------------------                       ----------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

                   25 Main Street, Ansonia, Connecticut, 06401
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (203) 736-5500
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                      OUTSTANDING AT August 9, 1996
                -----                      -----------------------------
Common Stock (Voting), $.01 par value                 5,967,757

                               Farrel Corporation


                                      Index

                                                                            Page
                                                                            ----
Part I.  Financial Information

                  Consolidated Balance Sheets -
                  June 30, 1996 and December 31, 1995                         3

                  Consolidated Statements of Operations -
                  Three and Six Months Ended June 30, 1996
                    and July 2, 1995                                          4

                  Consolidated Statements of Cash Flows -
                  Six Months ended June 30, 1996
                    and July 2, 1995                                          5

                  Notes to Consolidated Financial Statements                  6

                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7-9

                  Exhibit 11 - Computation of Earnings Per Share             10

Part II.          Other Information                                          11

                         Part I - Financial Information
                               FARREL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                         June 30,     December 31,
                                                                           1996          1995
                                                                        -----------   ------------
ASSETS                                                                  (Unaudited)
    Current Assets:
       Cash and cash equivalents                                         $  2,946       $  4,066
       Accounts receivable, net of allowance for
          doubtful accounts of $206 and $102,
          respectively                                                     10,102         23,536
       Inventory                                                           17,183         12,836
       Other current assets                                                 2,630          1,553
                                                                         --------       --------
                     Total current assets                                  32,861         41,991

       Property, plant and equipment - net
          of accumulated depreciation of $7,886 and
          $7,136, respectively                                              9,836          9,676
       Other Assets                                                         1,406          1,745
                                                                         --------       --------
                  Total Assets                                           $ 44,103       $ 53,412
                                                                         ========       ========
LIABILITIES & STOCKHOLDERS' EQUITY
       Current Liabilities:
          Accounts payable                                               $  8,567       $ 14,303
          Accrued expenses & taxes payable                                    791          2,822
          Advances from customers                                           4,154          3,936
          Accrued installation & warranty costs                             1,398          1,623
          Short - term debt                                                   194            194
                                                                         --------       --------
                      Total current liabilities                            15,104         22,878

       Long - term debt                                                       292            388
       Postretirement benefit obligation                                    1,310          1,332
       Other long-term obligations                                            696            696
       Deferred income taxes                                                  309            304
       Commitments and contingencies                                         --             --
                                                                         --------       --------
                      Total Liabilities                                    17,711         25,598
                                                                         --------       --------
       Stockholders' Equity:
          Preferred stock, par value $100, 1,000,000
                shares authorized, no shares issued                          --             --
          Common stock, par value $.01,
               10,000,000 shares authorized,
                6,142,106 shares issued                                        61             61
          Paid in capital                                                  19,295         19,295
          Cumulative translation adjustment                                  (660)          (646)
          Treasury stock 174,349 and 151,349 shares at June
          30, 1996 and December 31, 1995, respectively                       (896)          (837)
          Retained earnings                                                 8,938         10,287
          Minimum Pension Liability                                          (346)          (346)
                                                                         --------       --------
                      Total Stockholders' Equity                           26,392         27,814
                                                                         --------       --------
Total Liabilities and Stockholders' Equity                               $ 44,103       $ 53,412
                                                                         ========       ========

           See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share and share data)


                                           Three Months Ended            Six Months Ended
                                       -------------------------     -------------------------
                                        June 30,        June 2,       June 30,        July 2,
                                          1996           1995           1996           1995
                                       ----------     ----------     ----------     ----------
                                               (unaudited)                  (unaudited)
Net Sales                              $   13,196     $   17,113     $   31,061     $   27,151
Cost of sales                              10,378         12,261         23,884         20,031
                                       ----------     ----------     ----------     ----------
Gross margin                                2,818          4,852          7,177          7,120

Operating expenses:
  Selling                                   1,800          1,857          3,337          3,622
  General & administrative                  2,449          2,419          4,360          4,455
  Research & development                      519            641          1,042          1,165
                                       ----------     ----------     ----------     ----------
Total operating expenses                    4,768          4,917          8,739          9,242
                                       ----------     ----------     ----------     ----------
Operating (loss)                           (1,950)           (65)        (1,562)        (2,122)
Interest (expense)/income, net                 (4)            74             39            177
Other income/(expense), net                    68             20            (23)           (32)
                                       ----------     ----------     ----------     ----------
(Loss)/income before income taxes          (1,886)            29         (1,546)        (1,977)
(Benefit)/provision for income taxes         (716)            19           (557)          (743)
                                       ----------     ----------     ----------     ----------
Net (loss)/income                      $   (1,170)    $       10     $     (989)    $   (1,234)
                                       ==========     ==========     ==========     ==========
Per share data:
Net (loss)/income per common share     $    (0.20)    $     0.00     $    (0.17)    $    (0.21)
                                       ==========     ==========     ==========     ==========
Average shares outstanding              5,972,757      6,054,300      5,977,713      6,044,299
                                       ==========     ==========     ==========     ==========
  Dividends per share                  $     0.00     $     0.00     $     0.06     $     0.20
                                       ==========     ==========     ==========     ==========

          See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           Six Months Ended
                                                                        --------------------------
                                                                         June 30,       July 2,
                                                                           1996          1995
                                                                        -----------   ------------
                                                                              (Unaudited)
Cash flows from operating activities:
Net loss                                                                 $   (989)      $ (1,234)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation and amortization                                               836            734
  Decrease in accounts receivable                                          13,365          7,721
  (Increase) in inventory                                                  (4,288)        (7,174)
  (Decrease)/increase in accounts payable                                  (5,720)           525
  Increase in customer advances                                               197          6,429
  (Decrease) in accrued expenses & taxes                                   (2,749)        (1,367)
  (Decrease) in accrued installation and warranty costs                      (223)          (477)
  (Decrease) in deferred income taxes                                        (130)          (288)
  Other                                                                        20           (461)
                                                                         --------       --------
  Total adjustments                                                         1,308          5,642
                                                                         --------       --------
  Net cash provided by operating activities                                   319          4,408
                                                                         --------       --------
Cash flows from investing activities:
  Purchases of property, plant and equipment                                 (911)          (822)
                                                                         --------       --------
  Net cash (used in) investing activities                                    (911)          (822)

Cash flows from financing activities:
  Repayment of short-term borrowings                                            0         (1,072)
  Repayment of long-term borrowings                                           (95)           (99)
  Used for repurchase of common stock                                         (59)           (89)
  Used for dividends paid                                                    (360)        (1,209)
                                                                         --------       --------
  Net cash (used in) financing activities                                    (514)        (2,469)

Effect of foreign currency exchange rate changes on cash                      (14)             1
                                                                         --------       --------
Net (decrease)/increase in cash and cash equivalents                       (1,120)         1,118
  Cash and cash equivalents - Beginning of period                           4,066          9,384
                                                                         --------       --------
  Cash and cash equivalents - End of period                              $  2,946       $ 10,502
                                                                         ========       ========
Income taxes paid                                                        $    684       $  1,079
                                                                         ========       ========
Interest paid                                                            $     29       $     55
                                                                         ========       ========

          See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the consolidated financial position of Farrel Corporation ("Farrel" or "the Company") as of June 30, 1996, the consolidated results of its operations for the three and six-month periods ended June 30, 1996 and July 2, 1995, and its consolidated cash flows for the six-month periods ended June 30, 1996 and July 2, 1995. These results are not necessarily indicative of results to be expected for the full fiscal year. The statements should be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report and Form 10-K for the year ended December 31, 1995.

NOTE 2 - INVENTORY

         Inventory is comprised of the following:

                                                       June 30,        December 31,
                                                        1996              1995
                                                       --------        ------------
                                                             (In thousands)
           Stock and raw materials ..............      $ 8,835           $ 4,485
           Work-in process ......................        8,348             8,351
                                                       -------           -------
           Total ................................      $17,183           $12,836
                                                       =======           =======

PART I - ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION & RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JULY 2, 1995

         Net sales for the first six months of fiscal 1996 were $31.1 million compared to $27.2 million for the same period of 1995. The increase in net sales is largely due to the timing of when customer orders shipped in each respective period, were received. Management believes the markets served by the Company's products remain extremely competitive. Far Eastern markets are particularly competitive and difficult to penetrate. Management further believes the Company operates, at least to some extent, in markets still experiencing the after-effects of recessions in Western Europe and to ongoing political and economic instability in Eastern Europe and the Middle East. Management is encouraged by the improved level of order intake and backlog, however, it does not anticipate major improvements in its primary markets in the next six months.

         The Company's ability to increase net sales in a financial reporting period depends upon the timing of when orders for the Company's products are received. The Company received $53.9 million in orders during the first six months of 1996, including several individually large contracts, compared to $43.2 million during the comparable period of 1995. The increase is attributed to more aggressive marketing efforts and more competitive pricing. In the case of major equipment orders, up to 12 months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may represent orders received in the current or previous fiscal quarters during which market conditions were flat. Thus, the cyclical nature of industry demand and, therefore, order intake, can affect the Company's quarterly results of operations. Backlog considered firm by management at June 30, 1996 was $52.5 million compared to $29.7 million at December 31, 1995 and $55.2 million at the end of the second quarter of 1995. Firm backlog as of August 5, 1996 was $59.0 million. There can be no assurance that the recent higher backlog levels are representative of a sustained economic recovery in the Company's primary markets.

         Gross margin in the first six months of fiscal 1996 was $7.2 million compared to $7.1 million for the same period of 1995 while the margin percentage declined to 23.1% from 26.2%. The decrease in margin percentage is largely attributed to the mix of products sold in the two periods and to stiff competition. The Company is pursuing the machinery rebuild market more aggressively to increase market share, and has accepted lower margins in the near term to do so. The after-effects of long recessionary periods and the extremely competitive conditions previously discussed continue to exert pressure on the level of margin percentage achieved, a trend which is expected to continue in the foreseeable future.

         Operating expenses incurred in the first six months of 1996 declined approximately $.5 million in total compared to 1995, largely attributed to the elimination of selected executive and staff positions in the US and Europe and to continuing efforts to strictly control expenses. The Company has capitalized approximately $.6 million and $.8 million of third party costs as of June 30, 1996 and December 31, 1995, respectively. These costs were incurred to identify, negotiate and contract with several acquisition candidates, primarily outside the United States. It is possible that efforts related to individual acquisition candidates may prove unsuccessful in the near term, at which point the capitalized costs would be charged to current operations. Approximately $.3 million of such costs have been charged to administration expense during the current year which has partially offset other savings.

         The impact of foreign currency on the consolidated results of operations for the first six months of 1996 compared to the same period of 1995 was not material. The income tax rate, as a percentage of pre-tax loss in 1996 and 1995 was 36.1% and 37.6%, respectively.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JULY 2, 1995.

         Net sales for the second quarter of fiscal 1996 were $13.2 million, compared to the $17.1 million reported for the same period of 1995. Order intake in the second quarter of 1996 improved to $36.3 million compared to the first quarter of 1996 with $17.6 million and to the second quarter of 1995 with $22.6 million.

         The reasons for variations in sales, orders and backlog levels comparing the second quarters of 1996 and 1995 are the same as those previously discussed.

         Gross margin in the second quarter of the current year was $2.8 million compared to $4.9 million in the second quarter of 1995 and the margin percentage decreased to 21.4% from 28.4%, respectively. The variation in margin dollars and percentage is attributed to those reasons previously discussed. It is also due to the reduced production volume in the second quarter of 1996 compared to 1995, the impact of which had a negative effect on margin dollars and percentage for the first half of 1996 compared to 1995.

         Total operating expenses incurred during the second quarters of 1996 and 1995 were stable at $4.8 million and $4.9 million, respectively. This decline is attributed to lower compensation costs resulting from eliminated positions in earlier periods and to lower research and development costs as the Company has curtailed the operation of its laboratory in the United Kingdom with greater reliance placed on domestic personnel to operate it as needed. These savings were partially offset by expensed capitalized acquisition costs in the current quarter.

         The impact of foreign currency on the consolidated results of operations for the second quarter of 1996 compared to 1995 was not material. The tax rate in the second quarter of 1996 and 1995 was 38.0% and 65.5%. The 1995 rate was due to the relatively small level of pre-tax income and the effect of consolidating domestic income with a foreign loss.

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


LIQUIDITY AND CAPITAL RESOURCES; CAPITAL EXPENDITURES

         Working capital and the working capital ratio at June 30, 1996 was $17.8 million and 2.2 to 1, respectively, compared to $19.1 million and 1.8 to 1, respectively, at December 31, 1995. The Company paid a dividend of $.06 per share in the first quarter of 1996 from 1995 earnings. The Company's ability to pay dividends in the future is limited under its credit facility.

         Due to the nature of the Company's business, many sales are of a large dollar amount. Consequently, the timing of recording such sales may cause the balances in accounts receivable and/or inventory to fluctuate dramatically between quarters and may result in significant fluctuations in cash provided by operations. Historically, the Company has not experienced significant problems regarding the collection of accounts receivable. The Company has also generally financed its operations with cash balances, cash generated by operations, progress payments from customers and with borrowings under its bank credit facilities. The Company made capital expenditures of $.9 and $.8 million during the first six months of 1996 and 1995, respectively.

         The Company has a worldwide multi-currency credit facility with a major U.S. bank in an amount up to $20.0 million for direct borrowings and letters of credit and up to (pound)3.0 million for foreign exchange contracts. The facility contains limitations on direct borrowings and letters of credit combined based upon stipulated levels of accounts receivable, inventory and backlog. The facility contains covenants specifying minimum and maximum thresholds for operating results and selected financial ratios. There were $10.3 million and $8.3 million of letters of credit outstanding at June 30, 1996 and December 31, 1995, respectively. The facility expires on December 31, 1999.

         The Company anticipates that its cash balances, operating cash flows and available credit lines will be adequate to fund its anticipated capital commitments and working capital requirements for at least the next twelve months.

                                                                      Exhibit 11

                               FARREL CORPORATION
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                (in thousands, except per share and share data)

                                                                            Three Months Ended              Six Months Ended
                                                                        --------------------------      -------------------------
                                                                         June 30,        July 2,         June 30,         July 2,
                                                                           1996           1995             1996            1995
                                                                        ----------      ----------      ----------       ---------

Primary

Net (loss)/income applicable to common stock                            $   (1,170)      $       10      $     (989)     $   (1,234)
                                                                        ==========      ==========      ==========      ==========

Weighted average number of common shares outstanding during the
  period                                                                 5,972,757       6,042,898       5,977,713       6,044,299

Stock option and purchase plans                                                  0          11,402               0               0
                                                                        ----------      ----------      ----------      ----------

Total common and common equivalent shares outstanding                    5,972,757       6,054,300       5,977,713       6,044,299

Net (loss)/income per common and common equivalent share
  - primary                                                             $    (0.20)     $     0.00      $    (0.17)     $    (0.21)
                                                                        ==========      ==========      ==========      ==========


Fully Diluted

Net (loss)/income applicable to common stock                            $   (1,170)     $       10      $     (989)     $   (1,234)
                                                                        ==========      ==========      ==========      ==========

Weighted average number of common shares outstanding during
 the period                                                              5,972,757       6,042,898       5,977,713       6,044,299

Stock option and purchase plans                                                  0          11,402               0               0
                                                                        ----------      ----------      ----------      ----------

Total common and common equivalent shares outstanding                    5,972,757       6,054,300       5,977,713       6,044,299
                                                                        ==========      ==========      ==========      ==========

Net (loss)/income per common and common equivalent share
  - fully diluted                                                       $    (0.20)     $     0.00      $    (0.17)     $    (0.21)
                                                                        ==========      ==========      ==========      ==========



PART II - OTHER INFORMATION


ITEM 2 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting was held on May 15, 1996, during which Rolf K. Liebergesell was elected as a director by a vote of 5,012,212 with 65,427 withheld. Howard J. Aibel, and James A. Purdy were elected as directors, each by a vote of 5,012,421 with 65,218 withheld. Charles S. Jones, Glenn
     J. Angiolillo and Alberto Shaio continued as directors. In addition, the selection of the Company's independent accountant, Ernst & Young, was ratified by a vote of 5,070,379 for ratification, 6,260 against ratification and 1,000 abstentions.

ITEM 5 - OTHER EVENTS

     Effective June 25, 1996, Harold J. Wilson resigned as President of the Company for family reasons. Rolf K. Liebergesell has been re-appointed as President of the Company.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       Exhibit 11 - (Regulation S-K) Computation of Earnings Per Share. See Page 10.

       Reports on Form 8-K

     No Reports on Form 8-K were filed by the registrant during the periods covered by this report.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                            FARREL CORPORATION
                                            REGISTRANT




DATE:      August  9, 1996                  /s/ Rolf. K. Liebergesell
           ---------------                  -----------------------------------
                                            ROLF K. LIEBERGESELL
                                            CHIEF EXECUTIVE OFFICER,
                                            PRESIDENT AND CHAIRMAN OF THE BOARD





DATE:      August  9, 1996                  /s/ Catherine M. Boisvert
           ---------------                  -------------------------
                                            CATHERINE M. BOISVERT
                                            VICE PRESIDENT AND CONTROLLER
                                            (CHIEF ACCOUNTING OFFICER)