Form 10-Q
period 1996-09-29
FARREL CORP
filed 1996-11-12
CIK 34645

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

For the quarterly period ended  September 29, 1996
                                ------------------

                                         OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    --------------------
Commission file number    0 -19703
                       --------------

                               Farrel Corporation
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            22-2689245
----------------------------                            ---------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)

                 25 Main Street, Ansonia, Connecticut,  06401
                 --------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                  (203) 736-5500
                               --------------------
               (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
    -------     -------

                       APPLICABLE ONLY TO CORPORATE ISSUERS:
                       -------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                             OUTSTANDING AT NOVEMBER 1, 1996
------------------------------------------------------------------------------
Common Stock (Voting), $.01 par value                     5,953,107

                               Farrel Corporation
                               ------------------

                                      Index
                                      -----
                                                                          Page
                                                                          ----

Part I.    Financial Information
           ---------------------
           Consolidated Balance Sheets - September
           29, 1996 and December 31, 1995                                   3

           Consolidated Statements of Operations -
           Three and Nine Months Ended September 29,
             1996 and October 1, 1995                                       4

           Consolidated Statements of Cash Flows -
           Nine Months ended September 29, 1996
             and October 1, 1995                                            5

           Notes to Consolidated Financial Statements                       6

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             7-9

           Exhibit 11 - Computation of Earnings Per Share                  10


Part II.   Other Information                                               11
           -----------------

                                                  FARREL CORPORATION
                                              CONSOLIDATED BALANCE SHEETS
                                              ---------------------------
                                           (In thousands, except share data)


                                                                 September 29, 1996        December 31, 1995
                                                                 ------------------        -----------------
                                                                    (Unaudited)
ASSETS
  Current Assets:
    Cash and cash equivalents                                         $ 3,503                   $ 4,066
    Accounts receivable, net of allowance for
      doubtful accounts of $210 and $102, respectively                 11,316                    23,536
    Inventory                                                          15,818                    12,836
    Other current assets                                                2,961                     1,553
                                                                      --------                  --------
          Total current assets                                         33,598                    41,991

    Property, plant and equipment - net
      of accumulated depreciation of $8,271 and
      $7,136, respectively                                              9,764                     9,676
    Other Assets                                                        1,064                     1,745
                                                                      --------                  --------
         Total Assets                                                 $44,426                   $53,412
                                                                      ========                  ========

LIABILITIES & STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                                                  $ 7,463                   $14,303
    Accrued expenses & taxes payable                                    1,056                     2,822
    Advances from customers                                             5,156                     3,936
    Accrued installation & warranty costs                               1,557                     1,623
    Short-term debt                                                       196                       194
                                                                      --------                  --------
          Total current liabilities                                    15,428                    22,878

    Long-term debt                                                        293                       388
    Postretirement benefit obligation                                   1,302                     1,332
    Other long-term obligations                                           696                       696
    Deferred income taxes                                                 333                       304
    Commitments and contingencies                                           -                         -
                                                                      --------                  --------
          Total Liabilities                                            18,052                    25,598
                                                                      --------                  --------

  Stockholders' Equity:
    Preferred stock, par value $100, 1,000,000
      shares authorized, no shares issued                                   -                         -
    Common stock, par value $.01,
      10,000,00 shares authorized
      6,142,106 shares issued                                              61                        61
    Paid in capital                                                    19,295                    19,295
    Cumulative translation adjustment                                    (597)                     (646)
    Treasury stock 184,349 and 151,349 shares at September
      29, 1996 and December 31, 1995, respectively                       (952)                     (837)
    Retained earnings                                                   8,913                    10,287
    Minimum Pension Liability                                            (346)                     (346)
                                                                      --------                  --------
          Total Stockholders' Equity                                   26,374                    27,814
                                                                      --------                  --------
Total Liabilities and Stockholders' Equity                            $44,426                   $53,412
                                                                      ========                  ========


                              See Accompanying Notes to Consolidated Financial Statements

                                                   Page 3 of 12


                                                        FARREL CORPORATION
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------
                                         (In thousands, except per share and share data)



                                             Three Months Ended                          Nine Months Ended
                                             ------------------                          -----------------
                                   September 29, 1996     October 1, 1995      September 29, 1996     October 1, 1995
                                   ------------------     ---------------      ------------------     ---------------
                                                (Unaudited)                                 (Unaudited)
Net Sales                                $18,081               $18,008               $49,142               $45,159

Cost of sales                             13,940                13,730                37,824                33,760
                                       ----------            ----------            ----------            ----------

Gross margin                               4,141                 4,278                11,318                11,399

Operating expenses:

  Selling                                  1,638                 1,895                 4,975                 5,517

  General & Administrative                 2,028                 1,888                 6,388                 6,343

  Research & development                     483                   534                 1,525                 1,699
                                       ----------            ----------            ----------            ----------

Total operating expenses                   4,149                 4,317                12,888                13,559
                                       ----------            ----------            ----------            ----------

Operating (loss)                              (8)                  (39)               (1,570)               (2,160)

Interest (expense)/income, net               (12)                   69                    26                   246

Other (expense), net                         (81)                  (29)                 (104)                  (62)
                                       ----------            ----------            ----------            ----------

(Loss)/income before income taxes           (101)                    1                (1,648)               (1,976)

(Benefit) for income taxes                   (76)                  (11)                 (634)                 (754)
                                       ----------            ----------            ----------            ----------

Net (loss)/income                           ($25)                  $12               ($1,014)              ($1,222)
                                       ==========            ==========            ==========            ==========

Per share data:

Net (loss)/income per common share         $0.00                 $0.00                ($0.17)               ($0.21)
                                       ==========            ==========            ==========            ==========

Average shares outstanding             5,962,876             6,018,340             5,971,312             6,034,193
                                       ==========            ==========            ==========            ==========

  Dividends per share                      $0.00                 $0.00                 $0.06                 $0.20
                                       ==========            ==========            ==========            ==========



                              See Accompanying Notes to Consolidated Financial Statements

                                                   Page 4 of 12


                                                    FARREL CORPORATION
                                             CONSOLIDATED STATEMENTS CASH FLOW
                                             ---------------------------------
                                                      (In thousands)

                                                                                Nine Months Ended
                                                                                -----------------
                                                                 September 29, 1996            October 1, 1995
                                                                 ------------------            ---------------
                                                                                    (Unaudited)
Cash flows from operating activities:
  Net loss                                                            ($1,014)                     ($1,222)

  Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                                       1,214                        1,222
    Decrease in accounts receivable                                    12,245                        5,724
    (Increase) in inventory                                            (2,926)                     (10,980)
    (Decrease)/increase in accounts payable                            (6,870)                       2,579
    Increase in customer advances                                       1,199                        7,326
    (Decrease) in accrued expenses & taxes                             (1,833)                      (1,589)
    (Decrease) in accrued installation and warranty costs                 (74)                        (261)
    (Decrease) in deferred income taxes                                  (338)                         (47)
    Other                                                                (460)                        (283)
                                                                      --------                     --------
    Total adjustments                                                   2,157                        3,691
                                                                      --------                     --------
    Net cash provided by operating activities                           1,143                        2,469
                                                                      --------                     --------

Cash flows from investing activities:
  Purchases of property, plant and equipment                           (1,141)                      (1,625)
                                                                      --------                     --------
  Net cash (used in) investing activities                              (1,141)                      (1,625)

Cash flows from financing activities:
  Repayment of short-term borrowings                                        0                       (1,066)
  Repayment of long-term borrowings                                       (96)                         (99)
  Used for repurchase of common stock                                    (115)                        (287)
  Used for dividends paid                                                (360)                      (1,209)
                                                                      --------                     --------
  Net cash (used in) financing activities                                (571)                      (2,661)

Effect of foreign currency exchange rate changes on cash                  (24)                           6
                                                                      --------                     --------

Net (decrease) in cash and cash equivalents                              (593)                      (1,811)
  Cash and cash equivalents - Beginning of period                       4,066                        9,384
                                                                      --------                     --------
  Cash and cash equivalents - End of period                            $3,473                       $7,573
                                                                      ========                     ========

Income taxes paid                                                        $684                       $1,156
                                                                      ========                     ========

Interest paid                                                             $29                          $57
                                                                      ========                     ========




                              See Accompanying Notes to Consolidated Financial Statements

                                                   Page 5 of 12

                               FARREL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
                                   (UNAUDITED)



Note 1 - Basis Of Presentation
------------------------------

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the consolidated financial position of Farrel Corporation ("Farrel" or "the Company") as of September 29, 1996, the consolidated results of its operations for the three and nine-month periods ended September 29, 1996 and October 1, 1995, and its consolidated cash flows for the nine-month periods ended September 29, 1996 and October 1, 1995. These results are not necessarily indicative of results to be expected for the full fiscal year. The statements should be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report and Form 10-K for the year ended December 31, 1995.


Note 2 - Inventory
------------------

     Inventory is comprised of the following:

                                         September 29,          December 31,
                                             1996                   1995
                                         -------------          ------------
                                                    (In thousands)
     Stock and raw materials............    $7,724                 $4,485
     Work-in process....................     8,094                  8,351
                                           -------                -------
     Total..............................   $15,818                $12,836
                                           =======                =======

PART I - ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION & RESULTS OF OPERATIONS

Results Of Operations
---------------------

Nine Months Ended September 29, 1996 Compared To Nine Months Ended
October 1, 1995
------------------------------------------------------------------

     Net sales for the first nine months of fiscal 1996 were $49.1 million compared to $45.1 million reported for the comparable period of 1995. The increase in net sales is largely due to the timing of when customer orders shipped in each respective period, were received. Management believes the markets served by the Company's products remain extremely competitive. Far Eastern markets are particularly competitive and difficult to penetrate. Management further believes the Company operates, to some extent, in markets still experiencing the after-effects of recessions in Western Europe and to ongoing political and economic instability in Eastern Europe and the Middle East. While management is encouraged by the continuing improvement in the level of order intake and backlog, it does not anticipate major improvements in its primary markets in the next six months.

     The Company's ability to increase net sales in a financial reporting period depends upon the level of orders received and the timing of receipt of such orders for the Company's products. The Company received $80.5 million in orders during the first nine months of 1996, including several individually significant orders, compared to $58.5 million during the same period of 1995. The increase is attributed to more aggressive marketing efforts and more competitive pricing. The marketing efforts include the reorganization of the Company's domestic sales force earlier in the year along the lines of the major industries served by the Company's products, rubber and plastic. This has enabled the sales force to focus on customer needs more closely.

     In the case of major equipment orders, up to 12 months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may represent orders received in the current, or previous fiscal quarters during which market conditions were flat. Thus, the cyclical nature of industry demand and, therefore, order intake, can effect the Company's quarterly results of operations. Backlog considered firm by management at September 29, 1996 was $61.1 million compared to $29.7 million at December 31, 1995 and $52.5 million at the end of the third quarter of 1995. There can be no assurance that the recent higher backlog levels are representative of a sustained economic recovery in the Company's primary markets.

     Gross margin in the first nine months of fiscal 1996 was $ 11.3 million compared to $11.4 million reported for the comparable period of 1995 while the margin percentage declined to 23.0% from 25.2%. The percentage decline is largely attributed to the mix of products sold in the two periods and to continued stiff competition. The extremely competitive conditions and the after-effects of long recessionary periods previously discussed continue to exert significant pressure on the level of margin percentage achieved, a trend which is expected to continue in the foreseeable future. To compensate, management has taken measures to aggressively control costs in recent years including the consolidation of component manufacturing into the Company's plant in the UK earlier this year. The Company has also reduced its worldwide workforce by roughly one third since becoming a public company in 1992.

     Operating expenses incurred in the first nine months of 1996 declined approximately $.7 million from $13.6 million in the prior year. This decline is largely due to the elimination of selected executive and staff positions worldwide and the consolidation of marketing offices in Europe. It is also due to lower research and development costs as the Company has curtailed the operation of its laboratory in the United Kingdom which is operated as needed by domestic personnel. Management also continues to strictly control expenses. The Company has capitalized $.3 million and $.8 million of third party costs as of September 29, 1996 and December 31, 1995, respectively. These costs were incurred to identify, negotiate and contract with several acquisition candidates, primarily outside the United States. It is possible that efforts related to individual acquisitions candidates may prove unsuccessful in the near term, at which point the capitalized costs would be charged to current operations. Approximately $.5 million of such previously capitalized costs have been charged to administration expense during the current year which has partially offset other savings. This write-off of previously capitalized costs is non-recurring since no additional costs have been capitalized this year.

     The impact of foreign currency on the consolidated net results of operations for the first nine months of 1996 compared to the same period of 1995 was not material. The income tax rate, as a percentage of pre-tax loss in 1996 and 1995 was 38.4% and 38.2%, respectively. The recorded tax benefit is included in other current assets at September 29, 1996.

Three Months Ended September 29, 1996 Compared To Three Months Ended October 1, 1995.
--------------------------------------------------------------------

     Net sales for the third quarter of fiscal 1996 were $18.1 million compared to the $18.0 million reported for the same period of 1995. Orders received by the Company during the third quarter of 1996 and 1995 were $26.6 million and $15.3 million, respectively.

     The reasons for variations in sales, orders and backlog levels comparing the third quarters of 1996 and 1995 are the same as those previously discussed.

     Gross margin in the third quarter of the current year was $4.1 million compared to $4.3 million in the third quarter of 1995 while the margin percentage decreased to 22.9% from 23.8% in the corresponding periods. Again, the variation in margin dollars and percentage is attributed to those reasons previously discussed.

     Operating expenses incurred during the third quarters of 1996 and 1995 were $4.2 and $4.3 million, respectively. Approximately $.2 million of the capitalized acquisition costs previously discussed were charged to administration expense during the current quarter which partially offset other savings.

     The impact of foreign currency on the consolidated net results of operations for the third quarter of 1996 compared to 1995 was not material. Due to the relatively small level of pre-tax loss and the effect of consolidating domestic and foreign results the Company recorded a larger than normal tax benefit. Management expects its effective tax rate for the year to approximate the rate is has experienced during the current year to date period.

Material Contingencies
----------------------

     In 1995 the Company settled litigation against USM Corporation, Emhart Corporation and certain of their affiliates regarding responsibility for environmental conditions at the Ansonia and Derby, CT facilities ("Facilities") at the time of the Company's acquisition of the business from USM in May 1986. Pursuant to the 1995 settlement agreement with the Company, The Black and

Decker Corporation which acquired USM in 1989, has assumed full responsibility for all investigation and any remediation of pre-1986 contamination at the Facilities in accordance with a consent decree entered into between Black and Decker and the Connecticut Department of Environmental Protection. A preliminary environmental assessment of the Facilities has been completed, but final reports thereof have not been submitted to or approved by the Connecticut Department Environmental Protection. There is no reason to believe that any activities which might be required as a result of the findings of the assessment will have a material effect upon the capital expenditures, earnings or the competitive position of the Company.

Liquidity And Capital Resources; Capital Expenditures
-----------------------------------------------------

     Working capital and the working capital ratio at September 29, 1996 was $18.2 million and 2.2 to 1, respectively, compared to $19.1 million and 1.8 to 1, respectively, at December 31, 1995. The Company paid a dividend of $.06 per share in the first quarter of 1996 from 1995 earnings. The Company's ability to pay dividends in the future is limited under its credit facility.

     Due to the nature of the Company's business, many sales are of a large dollar amount. Consequently, the timing of recording such sales may cause the balances in accounts receivable and/or inventory to fluctuate dramatically between quarters and may result in significant fluctuations in cash provided by operations. Historically, the Company has not experienced significant problems regarding the collection of accounts receivable. The Company has also generally financed its operations with cash balances, cash generated by operations, progress payments from customers and with borrowings under its bank credit facilities. The Company made capital expenditures of $1.1 and $1.6 million during the first nine months of 1996 and 1995, respectively

     The Company has a worldwide multi-currency credit facility with a major U.S. bank in an amount up to $20.0 million for direct borrowings and letters of credit and up to <pound-sterling>3.0 million for foreign exchange contracts. The facility contains limitations on direct borrowings and letters of credit combined based upon stipulated levels of accounts receivable, inventory and backlog. The facility contains covenants specifying minimum and maximum thresholds for operating results and selected financial ratios. There were $ 9.1 million and $8.3 million of letters of credit outstanding at September 29, 1996 and December 31, 1995, respectively. The Company has negotiated an extension of this facility through December 31, 1999 under the same general conditions.

     The Company anticipates that its cash balances, operating cash flows and available credit lines will be adequate to fund its anticipated capital commitments and working capital requirements for at least the next twelve months.

                                                                                                           EXHIBIT 11
                                                   FARREL CORPORATION
                                     STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                                     ----------------------------------------------
                                     (In thousands, except per share and share data)



                                            Three Months Ended                           Nine Months Ended
                                            ------------------                           -----------------
                                   September 29, 1996     October 1, 1995      September 29, 1996     October 1, 1995
                                   ------------------     ---------------      ------------------     ---------------

Primary
-------

Net (loss)/income applicable
  to common stock                           ($25)                  $12               ($1,014)              ($1,222)
                                       ==========            ==========            ==========            ==========
Weighted average number of
  common shares outstanding
  during the period                    5,962,876             6,013,872             5,971,312             6,034,193

Stock option and purchase plans                0                 4,468                     0                     0
                                       ----------            ----------            ----------            ----------

Total common and common equivalent
  shares outstanding                   5,962,876             6,018,340             5,971,312             6,034,193

Net (loss)/income per common
  and common equivalent share -
  primary                                 ($0.00)                $0.00                ($0.17)               ($0.21)
                                       ==========            ==========            ==========            ==========

Fully Diluted
-------------

Net (loss)/income applicable to
  common stock                              ($25)                  $12               ($1,014)              ($1,222)
                                       ==========            ==========            ==========            ==========

Weighted average number of common
  shares outstanding during the
  period                                5,962,876             6,013,872             5,971,312             6,034,193

Stock options and purchase plans                0                 4,468                     0                     0
                                       ----------            ----------            ----------            ----------

Total common and common equivalent
  shares outstanding                    5,962,876             6,018,340             5,971,312             6,034,193
                                       ==========            ==========            ==========            ==========

Net (loss)/income per common and
  common equivalent share - fully
  diluted                                 ($0.00)                $0.00                ($0.17)               ($0.21)
                                       ==========            ==========            ==========            ==========



                                                   Page 10 of 12

PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 11 - (Regulation S-K) Computation of Earnings Per Share. See Page 10.

         Exhibit 27 - Financial Data Schedule

         Reports on Form 8-K

         No Reports on Form 8-K were filed by the registrant during the periods covered by this report.

                                   SIGNATURES
                                   ----------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                         FARREL CORPORATION
                                         REGISTRANT




Date:  November 7, 1996                  /s/ Rolf K. Liebergesell
       ----------------                 -------------------------------------
                                        ROLF K. LIEBERGESELL
                                        CHIEF EXECUTIVE OFFICER,
                                        PRESIDENT AND CHAIRMAN OF THE BOARD





Date:  November 7, 1996                 /s/ Catherine M. Boisvert
       ----------------                 -------------------------------------
                                        CATHERINE M. BOISVERT
                                        VICE PRESIDENT AND CONTROLLER
                                        (CHIEF ACCOUNTING OFFICER)