Form 10-K
period 1996-12-31
FARREL CORP
filed 1997-03-27
CIK 34645

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [Fee Required]
For the fiscal year ended  December 31, 1996

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required]

For the transition period from      to
                               ----    -----

Commission file number              0-19703

                             FARREL CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                             22-2689245
---------------------------------    ------------------------------------
(State or other jurisdiction         (I.R.S. employer identification no.)
of incorporation or organization)

25 MAIN STREET, ANSONIA, CONNECTICUT                       06401
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip code)

(Registrant's telephone number, including area code)      (203) 736-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                         Name of each exchange on which
                                                      registered

Securities registered pursuant to
Section 12(g) of the Act:

    COMMON STOCK $.01 PAR VALUE                       NASDAQ
------------------------------------------------------------------------------
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes X  No   .
    ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1997 was $6,812,320

The number of shares outstanding of the registrant's common stock as of March 19, 1997 was 5,941,835 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 23, 1997, are incorporated by reference into Part III.

                    Exhibit Index Appears on Pages  36 - 37

                                PART I

Item 1 - BUSINESS

General

        Farrel Corporation (the "Company") designs, manufactures, sells and services machinery and associated equipment for the rubber and plastics industries. The Company's principal products are batch and continuous mixers, single and twin-screw extruders, pelletizers, gear pumps, calenders and mills. In conjunction with sales of capital equipment, the Company provides process engineering, process design and related services for rubber and plastics processing installations. The Company's aftermarket business consists of repair, refurbishment and equipment upgrade services, spare parts sales and field services. The Company also provides laboratory services and facilities for product demonstrations and for the development and testing of rubber and plastics equipment and processes.

        The Company's rubber processing equipment is primarily sold to tire manufacturers and manufacturers of rubber goods, such as sheet products, molded products, footwear and wire and cable. In the plastics processing industry, the Company's equipment is primarily sold to commodity plastics producers and compounders of plastics. The Company markets its products through its strategically located domestic and international sales and service organization.

COMPANY STRATEGY

        The Company's business objectives are to increase market share of a relatively constant sized market by broadening its product range, to continue strengthening its market position, particularly in Asia, and to solidify its position as a low cost producer by manufacturing proprietary components in its
U.K. plant and assembling machines in its U.S. and U.K. facilities.   The
Company continues to pursue manufacturing cost reductions by continually reevaluating its current operating practices and by purchasing, rather than manufacturing, a significant number of equipment components and maintaining overhead and manpower levels in line with prevailing economic conditions. The Company has taken measures in the recent past to achieve these objectives.

        During 1996 the Company ceased component manufacturing operations in its Derby, Connecticut facility and consolidated all component manufacturing activities in its Rochdale, England facility. The Company's U.K. facility was selected for this cost-effective consolidation into one facility due to its greater overall efficiency. Assembly operations continue to be performed in both the U.S. and U.K.

        During 1996 the Company also reorganized its domestic business along the lines of the two major industries served by the Company's products, rubber and plastic. Management considers this realignment of resources to have enabled the Company to better concentrate its efforts on each industry. The enhanced focus on customer needs in each industry allows the Company's marketing personnel to specialize in the applications of the Company's machines needed for each industry and to better service the needs of the Company's customers.

        Further, early in 1997, management announced it will consolidate its domestic assembly, repair and spare parts operations, currently in two facilities in Connecticut, into one during 1997. This decision was made to reduce annual operating costs and to enhance operating efficiency after the consolidation is completed. The Company has also decided to expand its repair facility in Deer Park, Texas.

        The Company introduced its line of FTX twin-screw extruders in 1994 broadening its range of products designed to service the plastics compounding industry. The Company also introduced its twin screw extruder sheeter (TSS) to service the rubber industry in 1994. The TSS line of twin screw extruder sheeters enables the Company to replace mills in the rubber sheet making process and complements its line of equipment for mill rooms. The Company may also engage in discussions with other companies regarding strategic relationships and acquisition opportunities.

INDUSTRY OVERVIEW

        The Company's products are used primarily by manufacturers of rubber and plastic materials and products. The rubber and plastics processing industries are global in nature and intensely competitive. Both industries are cyclical in nature, with capital equipment purchases characterized by long lead times between orders and shipments.

        The major users of the Company's machinery in the rubber industry are tire manufacturers and manufacturers of rubber goods such as sheet products, molded products, footwear and wire and cable. There are approximately 50 tire manufacturers in the world, six of which account for a majority of total worldwide tire production. Demand in the tire and rubber industry is influenced by, among other things, general economic conditions and growth in sales of automobiles and trucks as well as overall truck tonnage and mileage driven.

        The Company serves two primary groups of customers in the plastics industry: commodity plastics producers (typically large petrochemical companies) and value-added compounders of plastics. The commodity plastics produced by machinery manufactured by the Company are primarily polyethylene, polypropylene, polyvinyl chloride and polystyrene. A large portion of the market is controlled by a few major producers who license their technologies to other producers worldwide. These licensees are potential customers for the Company's products and services. Industry performance is related to, among other things, consumer spending and general economic conditions. The plastics compounding market consists of those companies that mix large volumes of plastics in a relatively small number of formulations, companies which perform specialty mixing for end users, and end users that mix largely for their internal use.

        Many manufacturers in the industries and markets served by the Company's products and services have been adversely impacted by recessionary conditions in Western Europe and political and economic unrest in Eastern Europe and the Middle East. Though extremely competitive, the Asia-Pacific region continues to present above average growth opportunities. Business potential in the largest market in the region, the People's Republic of China, has been severely restricted by internal economic controls.

        New capital expenditures in the Company's markets depend, in large part, on an increase in market demand creating the need for additional capacity.

Products and Services

        The Company's products are used to mix and process materials produced by the Company's rubber and plastics producing customers. The Company's principal capital equipment product lines are batch and continuous mixers, single and twin-screw extruders, pelletizers, gear pumps, calenders and mills. The Company also provides process engineering, pre-installation and post-installation services for its equipment. The Company's customer service division repairs, refurbishes and provides upgrade services and spare parts for the Company's installed base of machines worldwide.

The following table illustrates the percentage breakdown of the Company's sales between new machines/related services and aftermarket business (spare parts, repairs and rebuild) in the last three fiscal years:

                                         Year      Year      Year
                                         ended     ended     ended
                                       12/31/96  12/31/95  12/31/94
                                       --------  --------  --------

New Machines/Related Services.........    53.3%      56.5%    55.3%
Aftermarket...........................    46.7       43.5     44.7
                                         -----      -----    -----
Total.................................   100.0%     100.0%   100.0%
                                         =====      =====    =====

         The Company does not publish a standard price list. The Company prepares a cost estimate for a specified product, based upon a customer's specifications, and quotes a price to the customer. Prices for the Company's new equipment products range from approximately $50,000 to more than $3 million.

CUSTOMERS AND MARKETING

        The Company's principal customers are domestic and foreign manufacturers of rubber and plastic materials. The Company's customers often purchase equipment in significant quantities for new plants, plant expansion or plant modernization. Purchases by any single customer typically vary significantly from year to year according to each customer's capital equipment needs. As a result, the composition of the Company's customers may vary from
one year to the next.   Sales, operating results and export sales by geographic
area for fiscal 1996, 1995 and 1994 are reported in Note 13 to the Consolidated Financial Statements.

        The Company's products are sold primarily by its direct sales and support staff. The Company's sales organization is headquartered in Ansonia, Connecticut; Rochdale, England and Singapore. The Company has additional sales and service offices strategically located in the United States, Europe and Taiwan. In certain geographic areas outside the United States, sales are facilitated by independent representatives who are assisted and supported by employees of the Company.

PROCESS LABORATORY SERVICES

        The Company maintains its primary process laboratory in Ansonia, Connecticut and a second laboratory in Rochdale, England. The Company uses its laboratories to demonstrate recent developments in processing equipment and to provide customers with production-size equipment in order to experiment with new processing techniques and formulations. The Company considers its process laboratories to be vital contributors to its continuing technology development and customer service effort and, as a result, routinely modernizes its process laboratories and related equipment. The Company has experienced an increased trend to test its plastic processing machinery, such as the CP-SERIES II<trademark>, twin screw and large pelletizing systems, as more new materials are developed by the Company's customers which require testing to determine processing procedures and machine design parameters.

        Recently the Company entered into an arrangement with an organization in Taiwan to demonstrate the Company's technology. This contractual arrangement provides the Company with laboratory capabilities in Asia for the first time. The Company will provide its personnel, as needed, to run demonstrations of its technology.

COMPETITION

        The Company's products are sold in highly competitive worldwide markets. A number of companies compete directly with the Company in both the rubber and plastics processing markets. Numerous competitors of varying sizes compete with the Company in one or more of its product lines. A number of the Company's competitors are divisions or subsidiaries of larger companies with financial and other resources greater than those of the Company. The Company has historically faced, and will continue to face, considerable competitive pressures, particularly price competition. The Company believes that the principal competitive factors affecting its business are price, performance, technology, breadth of product line, product availability, reputation and customer service.

        The Company also faces strong competition in the markets for its spare parts and repair, refurbishment and equipment upgrade services from regional service firms that take advantage of low barriers to entry and geographic proximity to certain of the Company's customers in order to compete on the basis of price and service. The Company believes that it generally has a competitive advantage in these markets due to the superior quality of its products and services.

BACKLOG

           The Company's backlog of orders considered firm by management at December 31, 1996, 1995 and 1994 was approximately $50 million, $30 million and $39 million, respectively. Substantially all of the orders included in the December 31, 1996 backlog have contractual ship dates in fiscal 1997. Firm backlog at March 20, 1997 and 1996 was $ 56 million and $32 million, respectively.

MANUFACTURING

        During 1996, the Company ceased component manufacturing operations in its Derby, Connecticut facility and consolidated such activities in the Company's manufacturing facility in Rochdale, England. This facility provides the Company with fully-integrated manufacturing processes including a complete range of machining and fabrication equipment used to produce proprietary components. Final assembly, product testing and quality control activities continue to be performed by Company personnel in both the U.S. and U.K.. The Company also owns repair and rebuild facilities in Ansonia, Connecticut, Deer Park, Texas, and Rochdale, England and contracts for such services in Australia and Singapore.

        Early in 1997 the Company announced it will consolidate its domestic assembly, repair and spare parts operations, currently performed in its Derby and Ansonia, Connecticut facilities into available space in its Ansonia facility during 1997. The intention of this decision is to reduce annual operating costs and enhance operating efficiencies after the consolidation is completed. The consolidation is expected to be completed during 1997.

        Management considers these diverse facilities to give the Company the flexibility needed to service its customers.

COMPONENTS AND RAW MATERIALS

        The Company purchases most of the components used in manufacturing its machines from reliable domestic and international suppliers. The basic raw materials used by the Company are steel plates, bars, castings and hard-surfacing alloys. Principal components and raw materials are available from a number of sources. The Company is not dependent on any supplier that cannot be replaced in the normal course of business.

RESEARCH AND DEVELOPMENT AND ENGINEERING


The Company's research and development and engineering staffs are located in Ansonia, Connecticut and Rochdale, England. Their major activities are: application engineering for specific customer orders; standardization of existing machinery as part of the Company's ongoing cost reduction measures; and development of new products and product features. The acceptance of the Company's new twin screw sheeter by the tire industry is an example of the collaborative success of the research and development and product engineering staffs working together to produce a new product. A summary of research and development and engineering expenditures incurred during the last three fiscal years is set forth on the following page:

                                             Year       Year       Year
                                             ended      ended      ended
                                           12/31/96   12/31/95   12/31/94
                                           --------   --------   --------
                                                (Dollars in thousands)

Research and development expense
  pertaining to new products or
  significant improvements to
  existing products                         $1,993    $2,101   $2,356

All other product development and
  engineering expenditures related
  to ongoing refinements, improvements
  of existing products, and custom
  engineering                                3,329     3,444    3,322
                                             -----     -----    -----
Total                                       $5,322    $5,545   $5,678
                                             =====     =====    =====

Percent of net sales                          7.0%      6.9%      7.5%

PATENTS AND TRADEMARKS

     The Company possesses rights under a number of domestic and foreign patents and trademarks relating to its products and business. The Company holds approximately 200 patents which cover technology utilized in its products and currently has 37 patent applications pending. The Company's patents have expiration dates ranging from 1997 through 2015. Although the Company believes that its patents provide some competitive advantage, the Company also depends upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive advantage.

        The Company considers the following trademarks to be material to its business: FARREL<reg-trade-mark>; BANBURY<reg-trade-mark>; ST<trademark>; MVX<trademark>; CP-SERIES II<trademark>, FTX<trademark>, and TSS<trademark>.

ENVIRONMENTAL

        The Company's operations are subject to normal environmental protection regulations. Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings or the competitive position of the Company. However, environmental requirements are constantly changing, and it is difficult to predict the effect of future requirements on the Company.

        As described more fully in Part I, Item 3, Legal Proceedings, the Company and The Black & Decker Corporation entered into a Settlement Agreement pursuant to which Black & Decker agreed to assume full responsibility for the investigation and remediation of any pre-May, 1986 environmental contamination at the Company's Ansonia and Derby facilities as required by the Connecticut Department of Environmental Protection (DEP). A preliminary environmental assessment of the Company's properties in Ansonia and Derby, Connecticut has been conducted by The Black & Decker Corporation. Although this assessment is still being evaluated by the DEP, on the basis of the preliminary data now available there is no reason to believe that any activities which might be required as a result of the findings of the assessment will have a material effect upon the capital expenditures, earnings or the competitive position of the Company.

EMPLOYEES

        As of December 31, 1996, the Company had 397 full-time employees, compared to 466 at December 31, 1995. The Company has collective bargaining agreements in the U.S. and the U.K. which cover approximately 138 employees. The U.S. agreement was renegotiated during fiscal 1994 and expires in June 1997. The U.K. agreement expires in December 1997.

ITEM 2 - PROPERTIES

        The following table sets forth certain information concerning the Company's principal facilities, all of which are owned by the Company:

     LOCATION           PRINCIPAL USE                   APPROX. SQ. FT.

Ansonia, Connecticut    Office, research, laboratory,         520,000
                        repair, rebuild, assembly and
                        storage
Deer Park, Texas        Repair and rebuild                     22,000
Rochdale, England       Office, research, laboratory,         210,000
                        manufacturing, repair and rebuild,
                        and storage
Derby, Connecticut      Available for sale/lease              225,000


        During 1996 the Company ceased component manufacturing operations in its Derby, Connecticut facility and consolidated such activities in its Rochdale, England facility. Early in 1997 the Company announced it will relocate its domestic assembly and storage operations from its Derby, Connecticut facility to available space in its Ansonia, Connecticut facility. The objective of this decision is to minimize operating costs and to enhance efficiency. Efforts to vacate the facility and consolidate operations have begun which are expected to be completed during 1997. The Company's Derby, Connecticut facility will be available for sale or lease. Final assembly, product testing and quality control activities will continue to be performed by Company personnel at both the Ansonia and Rochdale England facilities.

        The Company believes that the facilities used in its operations are in satisfactory condition and adequate for its present and anticipated future operations. In addition to the facilities listed above, the Company leases space in various domestic and international locations, primarily for use as sales offices.

ITEM 3 - LEGAL PROCEEDINGS

     Litigation instituted by the Company against USM Corporation ("USM"), Emhart Corporation, and certain of their affiliates, alleging fraud and misrepresentation as to the environmental conditions at the Ansonia and Derby facilities at the time of the Company's acquisition of the business from USM in May 1986, was settled by a Settlement Agreement, dated February 17, 1995 (the "Settlement Agreement") between the Company and The Black & Decker Corporation, a Fortune 150 company, which acquired USM in 1989. Under the Settlement Agreement, Black & Decker has assumed full responsibility for all investigation and any remediation of pre-May, 1986 contamination at the Company's Ansonia and Derby facilities in accordance with a Consent Decree entered into between Black & Decker and the Connecticut Department of Environmental Protection. In accordance with the Settlement Agreement, a Withdrawal and Joint Stipulation of and Motion for Dismissal was filed with the Court. The Court which originally heard this matter has continuing jurisdiction over it, but no issues are now pending with the court.

     As of the date hereof, the Company is not aware of any contamination, other than any pre-May, 1986 contamination, at any of its facilities which would require material remediation costs.

     The Company is a defendant in certain lawsuits arising in the ordinary course of business, primarily related to product liability claims involving machinery manufactured by the Company. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with any certainty, the Company does not expect that these matters will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                   PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.

     (a) Price Range of Common Stock and Dividends

        The Company's Common Stock is traded over the counter and quoted on the NASDAQ National Market System under the symbol "FARL". The following chart sets forth the high and low prices for the Common Stock and dividends paid for the last two fiscal years:

FISCAL 1996                      HIGH    LOW      DIVIDEND
-----------                      ----    ---      --------
First Quarter                    $4.38   $2.88    $0.06
Second Quarter                   $4.50   $3.00       --
Third Quarter                    $4.38   $2.75       --
Fourth Quarter                   $3.63   $2.38       --

FISCAL 1995
-----------
First Quarter                    $5.75   $4.38    $0.20
Second Quarter                   $7.00   $4.50       --
Third Quarter                    $6.25   $4.25       --
Fourth Quarter                   $4.75   $2.38       --



     (B) As of March 20, 1997 the approximate number of record holders of the Company's stock was 550.

     (C)  DIVIDENDS

        The Company intends to pay a quarterly cash dividend on the Common Stock, subject to the discretion of the Board of Directors after consideration of the Company's operating results, financial condition, cash requirements, general business conditions, compliance with covenants in the credit facility and such other factors as the Board of Directors deems relevant.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                                EIGHT
                                                YEAR        YEAR        YEAR        YEAR        MONTHS     YEAR
                                                ENDED       ENDED       ENDED       ENDED       ENDED      ENDED
                                              12/31/96    12/31/95    12/31/94    12/31/93    12/31/92    4/30/92
                                              --------    --------    --------    --------    --------    -------
STATEMENT OF OPERATIONS DATA:                                   (In THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales                                     $75,836     $80,067     $75,501     $75,750     $45,734     $95,452
                                              =======     =======     =======     =======     =======     =======
Gross margin                                  $18,123     $19,760     $20,008     $20,189     $ 9,932     $27,648
                                              =======     =======     =======     =======     =======     =======
   As a percent of net sales                    23.9%       24.7%       26.5%       26.7%       21.7%       29.0%
                                              =======     =======     =======     =======     =======     =======
Operating income/(loss) (1)                   $   654     $ 1,591     $ 2,601     $ 1,853     ($5,870)    $ 7,260
   Other (expense)/income, net (3)               (174)       (135)      1,436        (136)      5,247          47
                                              -------     -------     -------     -------     -------     -------
Income/(loss) before income taxes                 480       1,456       4,037       1,717        (623)      7,307
Provision/(benefit) for income taxes              154         554       1,531         508         (93)      2,757
                                              -------     -------     -------     -------     -------     -------
Income/(loss) before effect of a
  change in accounting                            326         902       2,506       1,209        (530)      4,550
Effect of a change in accounting(2)               ---         ---         ---         ---      (1,388)        ---
                                              -------     -------     -------     -------     -------     -------
Net income/(loss)                             $   326     $   902     $ 2,506     $ 1,209     ($1,918)     $4,550
                                              =======     =======     =======     =======     =======     =======
Net income/(loss) per share:
   Income/(loss) before effect of a
   change in accounting                         $0.05       $0.15       $0.41       $0.20      ($0.09)      $0.81
   Effect of a change in accounting (2)           ---         ---         ---         ---      ($0.22)        ---
Net income/(loss)                               $0.05       $0.15       $0.41       $0.20      ($0.31)      $0.81
                                              =======     =======     =======     =======     =======     =======
Dividends per share of Common Stock             $0.06       $0.20       $0.04       $0.16       $0.08       $0.04
                                              =======     =======     =======     =======     =======     =======
Weighted  Average Shares Outstanding (000's)    5,972       6,030       6,097       6,139       6,142       5,600
                                              =======     =======     =======     =======     =======     =======

Balance Sheet Data:
   Current Assets                             $40,187     $41,991     $37,697     $40,675     $39,572     $49,866
   Current Liabilities                        $19,841     $22,878     $16,613     $20,179     $19,772     $27,041
   Working Capital Ratio                          2.0         1.8         2.3         2.0         2.0         1.8
   Total assets                               $50,731     $53,412     $47,979     $50,227     $49,543     $59,114
   Long-term debt                                $214        $388        $587        $740        $757        $889
   Stockholders' equity                       $28,553     $27,814     $28,726     $26,362     $26,609     $30,297
Other Data:
   Backlog                                    $50,225     $29,745     $39,123     $32,960     $31,990     $32,631

(1) Operating loss for the Transition Period ended December 31, 1992 includes a restructuring charge of $1 million.

(2) Refers to the adoption of Employers Accounting for Postretirement Benefits Other Than Pensions (FAS 106).

(3) Other income in 1994 includes $1.3 million as a result of a curtailment of postretirement benefits accounted for under FAS 88.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995:

           Net sales were $75.8 million in fiscal 1996 compared to $80.1 million in fiscal 1995. Management believes the Company operates in markets which are extremely competitive, and to some extent, affected by continuing after-effects of recessions in the capital goods markets in Western Europe, as well as ongoing political and economic uncertainty in Eastern Europe and the Middle East. Far Eastern markets remain particularly competitive and difficult to penetrate. Many rubber and plastic manufacturers also continue to operate at less than full capacity. The timing of receipt of customer orders will also impact the relative level of shipments in any financial reporting period. Management is encouraged by the recent improvement in the level of order intake and backlog, as discussed later. It does, however, anticipate that the markets served by the Company's products will remain extremely competitive and that those markets characterized by economic and political uncertainty will likely continue to be affected by such conditions.

        Gross margin was $18.1 million in 1996 compared to the $19.8 million generated in 1995. The percentage also declined in 1996 to 23.9 percent from
24.7 percent in 1995. The year to year comparison is attributed to the mix of products sold, which can differ significantly from one period to the next, and to continued stiff competition. In addition, management has elected to pursue certain machinery rebuild markets more aggressively to increase market share, and has accepted lower margins in the near term to do so. The market conditions discussed above continue to exert significant pressure on the level of margin percentage achieved, a trend which is expected to continue in the foreseeable future.

        In an effort to compensate for the significant pressure on margins, management has taken several measures to aggressively control costs in recent years including the consolidation of component manufacturing into the Company's U.K. plant during 1996. The Company's U.K. plant was selected for this cost-effective consolidation into a single facility due to its more modern equipment and its greater supply of readily available skilled labor. Assembly operations continue to be performed in both the United States and the United Kingdom. The Company has also reduced its worldwide workforce by roughly one third since becoming a public company in 1992.

        In addition, early in 1997 the Company announced it will consolidate its domestic assembly, repair and spare parts operations, currently in two facilities in Connecticut, to available space in one facility during 1997. The objective of the consolidation is to reduce operating costs and enhance efficiencies. The cost of this project is expected to be between $1.0 million and $1.5 million, which includes expenditures to be capitalized and expensed as incurred. Company employees will be utilized in this project to the fullest extent possible to minimize the cost of the consolidation. Work is planned to be performed during periods which minimizes interference with production. Whether cost savings actually result from this consolidation, and the size of such savings, cannot be predicted with any certainty.

        This consolidation will make the Company's Derby facility available for sale or lease. Whether this facility can be sold or leased, when it might be sold or leased, and the proceeds which might be realized cannot be predicted with any certainty. The Company has transferred the remaining book value of this facility and any remaining assets no longer anticipated to be used from Property, Plant, and Equipment to Other Assets at the end of 1996. No loss on the disposal of the assets is anticipated at this time, and, as a result, no provision for loss has been made. It is possible that proceeds actually received from the disposal of these assets may be less than the remaining book value in the near term, at which point in time a loss will be recorded. The recoverability of these assets will be evaluated periodically as required by FAS 121, "Accounting For the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of."

     Total operating expenses were reduced approximately $.7 million to $17.5 million in 1996 compared to $18.2 million in 1995. Savings were generated in all three categories of operating costs largely due to the elimination of selected executive and staff positions worldwide. The reduction in selling expenses also reflects the consolidation of the Company's marketing offices in Continental Europe to England. Administrative costs in 1996 included $.8 million of third party costs which were deferred in prior years in connection with efforts, ultimately unsuccessful, to identify, negotiate, and contract with several acquisition candidates, primarily outside the United States. This non-recurring write-off of previously deferred costs has largely offset the other savings previously discussed. No further costs were deferred during 1996.

     The 1996 income tax rate, as a percentage of pre-tax income, was 32.1% compared to 38.0% in 1995. The relatively low 1996 rate is attributed to the combination of the pre-tax loss in the United States and taxable income in the United Kingdom. The Company provides for income taxes in the jurisdictions in which it pays income taxes at the statutory rates in effect in each jurisdiction adjusted for differences in providing for income taxes between financial reporting and income tax purposes.

MATERIAL CONTINGENCIES

     As described more fully in Part 1, Item 3, the Company and Black & Decker entered into a Settlement Agreement pursuant to which Black & Decker agreed to assume full responsibility for the investigation and remediation of any pre-May, 1986 environmental contamination at the Company's Ansonia and Derby facilities as required by the Connecticut Department of Environmental Protection (DEP). As part of the settlement, the Company transferred by quit claim deed a vacant surfaced parking lot to the City of Ansonia. As required by the Settlement Agreement, a preliminary environmental assessment of the Company's properties in Ansonia and Derby, Connecticut has been conducted by Black & Decker. On the basis of the preliminary data now available there is no reason to believe that any remediation activities which might be required as a result of the findings of the assessment will have a material effect upon the capital expenditures, earnings or the competitive position of the Company.
This forward looking statement could, however, be influenced by the results of any further investigation which the DEP might require, by DEP's conclusions and requirements based upon its review of complete information when such is available, unanticipated discoveries, the possibility that new or different environmental laws might be adopted and the possibility that further regulatory review or litigation might become necessary or appropriate.

FISCAL 1995 COMPARED TO FISCAL 1994:

        Net sales were $80.1 million in 1995 compared to $75.5 million in 1994, an increase of $4.6 million. Management believed this moderate increase in net sales, while positive, reflected the impact of extremely competitive conditions in the markets served by the Company's products, by many of the Company's competitors. It further believed that the Company operated in markets influenced, at least to some extent, by after-effects of recessions in the United States and Western Europe, as well as ongoing political and economic instability in Eastern Europe and the Middle East. Far Eastern markets were extremely competitive and difficult to penetrate. Business potential in the largest Far Eastern market, the People's Republic of China, had been severely restricted by internal economic controls.

        Gross margin of $19.8 million in 1995 was approximately the same as the $20.0 million in 1994. The margin percentage, however, declined in 1995 to
24.7 percent compared to 26.5 percent in 1994. The decline in percentage was partially attributed to the mix of products sold during each period and to intense competition and to continuing recessionary pressures, as previously mentioned. The 1994 margin also included a benefit of approximately $.5 million from settling a dispute with a third party.

           Operating expenses, in total, increased approximately $.8 million to $18.2 million in 1995 compared to 1994. This increase was largely attributed to increased sales and marketing efforts by the Company around the world. The Company had capitalized approximately $.8 million and $.3 million of third party costs as of December 31, 1995 and 1994, respectively. These costs were incurred to identify, negotiate and contract with several acquisition candidates, primarily outside the United States. It is possible that efforts related to individual acquisition candidates may prove unsuccessful in the near term, at which point in time the capitalized costs would be charged to current operations.

        Other income, net of other expense, of $1.4 million in 1994 primarily reflected the elimination of postretirement medical benefits for future retirees under the renegotiated contract with domestic union employees. This eliminated approximately $1.3 million of the obligation previously recorded by the Company in accordance with Statement of Financial Accounting Standards No. 106 (FAS 106) "Employers Accounting for Postretirement Benefits Other Than Pensions." The were no individually significant items included in other income or expense in 1995.

     The 1995 income tax rate as a percentage of pre-tax income was 38.0 % compared to 37.9% in 1994.

ORDERS AND BACKLOG

        Orders received by the Company during 1996 increased approximately $25 million, or roughly 35%, to approximately $96 million compared to $71 million in fiscal 1995 and $82 million in fiscal 1994. The 1996 increase in orders compared to 1995 is distributed across product lines and geographically around the world with the largest regional increase occurring in the Far East, despite the competitive challenges of penetrating that area of the world.

        In the case of major equipment orders, up to twelve months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may represent orders received in the current or previous quarters during which economic conditions had been severely depressed in various geographic markets of the world. Further, the cyclical nature of industry demand and, therefore, the timing of order intake may effect the Company's quarterly results in the current and future fiscal quarters. The Company's ability to maintain and increase net sales depends upon a strengthening and stability in the Company's traditional markets. There can be no assurance that the level of orders experienced in 1996 will continue, or that improvements in the Company's traditional markets will lead to increased orders for the Company's products.

        The level of backlog considered firm by management at December 31, 1996 is $50 million and is largely attributed to the increase in orders in 1996 compared to 1995. Backlog at December 31, 1995 was $30 million. The contractual ship dates for substantially all of the December 31, 1996 backlog are in 1997. The backlog at March 20, 1997 and 1996 was $ 56 million and $32 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES; CAPITAL EXPENDITURES

        Working capital and the working capital ratio at December 31, 1996 were $20.3 million and 2.0 to 1, respectively, compared to $19.1 million and 1.8 to 1 at December 31, 1995, respectively. The Company paid a dividend of $0.06 per share in the first quarter of 1996. The Company's ability to pay dividends in the future is limited under the credit facility described below to the aggregate of (a) 25% of net income during the most recently completed four fiscal quarters after deducting distributions previously made and (b) purchases by the Company of its common stock during the same period.

        Due to the nature of the Company's business, many sales are of a large dollar amount. Consequently, accounts receivable and/or inventory may be at high levels from time to time resulting in a temporary decline in cash provided from operating activities. Historically, the Company has not experienced significant problems regarding the collection of accounts receivable. The Company has historically financed its operations with cash generated by operations, with customer progress payments and borrowings under its bank credit facilities.

        The Company has a worldwide multi-currency credit facility with a major U.S. bank in an amount of $20.0 million for direct borrowings and letters of credit and up to <pound-sterling>3.0 million for foreign exchange contracts. Interest varies based upon prevailing market interest rates. The facility contains limits on direct borrowings and letters of credit combined based upon stipulated levels of accounts receivable, inventory and backlog. The facility also contains covenants specifying minimum and maximum thresholds for operating results and selected financial ratios. There were no direct borrowings outstanding under this facility at December 31, 1996 or 1995. There were $8.1 million and $8.3 million in letters of credit outstanding at December 31, 1996 and 1995, respectively.

        The Company's cash balances remained relatively stable during fiscal 1996. Management anticipates that its cash balances, operating cash flows and available credit line will be adequate to fund its anticipated capital commitments and working capital requirements for at least the next twelve months including completion of the Company's consolidation of assembly, repair and spare parts operations into one facility in Connecticut and the expansion of its Houston facility. The Company made capital expenditures of approximately $1.3 million and $2.5 million, during fiscal 1996 and 1995, respectively. The reduction in capital expenditures in 1996 is largely attributed to the completion of the certain improvements made to the Company's manufacturing facilities and process laboratories which occurred in 1995.

SAFE HARBOR STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained in the Company's public documents, including in this report and in particular, in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be forward looking and may be subject to a variety of risks and uncertainties. Various factors could cause actual results to differ materially from these statements. These factors include, but are not limited to, the following:

     pricing pressures from competitors and/or customers

     continued economic and political uncertainty in certain of the Company's markets the Company's ability to maintain and increase gross margin levels the Company's ability to generate positive cash

     other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission changes in business conditions, in general, and , in particular, in the businesses of the Company's customers and competitors.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                FARREL CORPORATION
                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       PAGE

Report of Independent Auditors.........................................  15

Financial Statements:

Consolidated Balance Sheets as of December 31, 1996 and 1995...........  16

Consolidated Statements of Income for the years ended
December 31, 1996, 1995,and 1994.......................................  17

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.................................  18

Consolidated Statements of Cash Flows for the years ended
December 31, 1996, 1995 and 1994.......................................  19

Notes to Consolidated Financial Statements............................20-33

                        Report of Independent Auditors


The Board of Directors and Stockholders
Farrel Corporation

We have audited the accompanying consolidated balance sheets of Farrel Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Farrel Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                    ERNST & YOUNG LLP

Stamford, Connecticut
February 10, 1997

                                FARREL CORPORATION
                            CONSOLIDATED BALANCE SHEETS

                                                   12/31/96        12/31/95
                                                   --------        --------
                                                         (In thousands)
   ASSETS
Current Assets:
  Cash and cash equivalents (Note 1)               $ 3,832          $ 4,066
  Accounts receivable, net of allowance
    for doubtful accounts of $464 and $102,
    respectively                                    19,189           23,536
  Inventory (Notes 1 and 4)                         14,187           12,836
  Other current assets (Note 11)                     2,979            1,553
                                                   --------        --------
    Total current assets                            40,187           41,991
Property, plant and equipment--net of
  accumulated depreciation of $8,357 and
  $7,136, respectively (Notes 1 and 5)               9,555            9,676
Other assets (Notes 1, 2 and 10)                       989            1,745
                                                   --------        --------
Total assets                                       $50,731          $53,412
                                                   ========        ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                 $11,058          $14,303
  Accrued expenses and taxes  (Note 6)               2,344            2,822
  Advances from customers (Note 1)                   4,865            3,936
  Accrued installation and warranty costs
    (Note 1)                                         1,360            1,623
  Short -term debt (Note 7)                            214              194
                                                   --------        --------
   Total current liabilities                        19,841           22,878

Long-term debt (Note 7)                                214              388
Postretirement benefit obligation (Note 10)          1,277            1,332
Other long-term obligations (Note 10)                  522              696
Deferred income taxes (Notes 1 and 11)                 324              304
Commitments and contingencies (Note 8)                 ---              ---
                                                   --------        --------
   Total liabilities                                22,178           25,598
Stockholders' equity (Note 9):
  Preferred stock, par value $100,
    1,000,000 shares authorized,
    no shares issued                                   ---              ---
  Common stock, par value $.01, 10,000,000
    shares authorized, 6,142,106 shares issued          61               61
  Paid in capital                                   19,295           19,295
  Cumulative translation adjustment (Note 1)           232             (646)
  Treasury stock, 200,261 and 151,349 shares
    at December 31, 1996 and 1995, respectively,
    at cost                                           (987)            (837)
  Retained earnings                                 10,228           10,287
  Minimum pension liability                           (276)            (346)
                                                   --------        --------
   Total stockholders' equity                       28,553           27,814
                                                   --------        --------
Total liabilities and stockholders' equity         $50,731          $53,412
                                                   ========        ========

See Notes to Consolidated Financial Statements

                              FARREL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                     YEAR ENDED
                                                  12/31/96             12/31/95             12/31/94
                                                  --------             --------             --------
                                                       (In thousands, except per share data)
Net sales                                         $75,836              $80,067              $75,501
Cost of sales                                      57,713               60,307               55,493
                                                  --------             --------             --------
Gross margin                                       18,123               19,760               20,008
Operating expenses:
   Selling                                          6,792                7,940                7,012
   General and administrative (Note 3)              8,684                8,128                8,039
   Research and development                         1,993                2,101                2,356
                                                  --------             --------             --------
     Total operating expenses                      17,469               18,169               17,407
Operating income                                      654                1,591                2,601

Interest income                                       203                  345                  199
Interest expense                                     (145)                 (86)                (171)
Other (expense)/income, net (Note 12)                (232)                (394)                1,408
                                                  --------             --------             --------
Income before income taxes                            480                1,456                 4,037
Provision/(benefit) for income taxes
  (Notes 1 and 11):
     Current                                          (7)                  654                 1,212
     Deferred                                        161                  (100)                  319
                                                  --------             --------             --------
     Total                                           154                   554                 1,531
                                                  --------             --------             --------
Net income                                          $326                  $902                $2,506
                                                  ========             ========             ========
Per share data:
Net income                                         $0.05                 $0.15                 $0.41
                                                  ========             ========             ========
Average shares outstanding (000's)                 5,972                 6,030                 6,097
                                                  ========             ========             ========

See Notes to Consolidated Financial Statements

                                FARREL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS'  EQUITY


                             COMMON             PAID                  CUMULATIVE               MINIMUM       TOTAL
                             STOCK               IN        TREASURY   TRANSLATION   RETAINED   PENSION    STOCKHOLDERS'
                             SHARES     AMOUNT  CAPITAL    STOCK      ADJUSTMENT    EARNINGS   LIABILITY   EQUITY
                             ------     ------  -------    --------   -----------   --------   ---------  ------------
                                                          (In thousands, except shares)
Balance, December 31, 1993   6,142,106  $   61  $19,295      ($338)    ($997)       $8,341       ---       $26,362
                             ---------  ------   ------     -------    ------       ------     ------      -------
Foreign currency translation     ---      ---     ---          ---       400          ---        ---           400
Net income                       ---      ---     ---          ---       ---         2,506       ---         2,506
Treasury stock transactions      ---      ---     ---         (159)      ---            (9)      ---          (168)
Cash dividend declared
  at $.04 per common share       ---      ---     ---          ---       ---          (244)      ---          (244)
Minimum pension liability        ---      ---     ---          ---       ---          ---      ($130)         (130)
                             ---------  ------   ------     -------    ------       ------     ------      -------
Balance, December 31, 1994   6,142,106      61   19,295       (497)     (597)       10,594      (130)       28,726
                             ---------  ------   ------     -------    ------       ------     ------      -------
Foreign currency translation     ---      ---      ---         ---       (49)         ---      ---            (49)
Net income                       ---      ---      ---         ---       ---           902     ---            902
Treasury stock transactions      ---      ---      ---        (340)      ---          ---      ---           (340)
Cash dividend declared
  at $.20 per common share       ---      ---      ---         ---       ---        (1,209)    ---         (1,209)
Minimum pension liability        ---      ---      ---         ---       ---          ---       (216)        (216)
                             ---------  ------   ------     -------    ------       ------     ------      -------
Balance, December 31, 1995   6,142,106      61   19,295       (837)     (646)       10,287      (346)      27,814
                             ---------  ------   ------     -------    ------       ------     ------      -------
Foreign currency translation     ---      ---      ---         ---       878          ---       ---           878
Net income                       ---      ---      ---         ---       ---          326       ---           326
Treasury stock transactions      ---      ---      ---        (150)      ---          (25)      ---          (175)
Cash dividend declared
  at $.06 per common share       ---      ---      ---         ---       ---         (360)      ---          (360)
Minimum pension liability        ---      ---      ---         ---       ---            ---       70           70
                             ---------  ------   ------     -------    ------      -------     ------      -------
Balance, December 31, 1996   6,142,106     $61  $19,295      ($987)     $232      $10,228      ($276)     $28,553
                             =========  ======   ======     =======    ======      =======     ======      =======


See Notes to Consolidated Financial Statements

                                  FARREL CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            YEAR           YEAR           YEAR
                                                            ENDED          ENDED          ENDED
                                                          12/31/96       12/31/95       12/31/94
                                                          --------       --------       --------
Cash flows from operating activities:
  Net income                                                $  326        $  902          $2,506
  Adjustments to reconcile net income to net
  cash used in/provided by operating activities:
    Loss on disposal of fixed assets                          ---            100             279
    Depreciation and amortization                            1,699         1,609           1,059
   Decrease / (increase) in accounts receivable              5,104        (3,860)         (4,142)
   (Increase) / decrease  in inventory                        (915)       (5,759)          5,526
   (Decrease) / increase in accounts payable                (3,732)        7,030          (3,700)
   Increase / (decrease) in advances from customers            795           777          (1,343)
   (Decrease) / increase in accrued expenses and taxes      (1,767)         (139)            199
   (Decrease) in accrued installation and warranty costs      (344)         (281)           (351)
   (Decrease) in long-term employee benefit
      obligations                                             (171)          (38)         (1,235)
   Other                                                       787          (424)            715
                                                            -------       -------         -------
    Total adjustments                                        1,456          (985)         (2,993)
                                                            -------       -------         -------
    Net cash provided by / (used in) operating activities    1,782           (83)           (487)
                                                            -------       -------         -------
Cash flows from investing activities:
    Proceeds from disposal of fixed assets                      15            50             ---
    Purchases of property, plant and equipment              (1,321)       (2,490)          (1,981)
    Purchase of technology license agreement                  ---            (22)            ---
                                                            -------       -------         -------
    Net cash (used in) investing activities                 (1,306)       (2,462)          (1,981)
Cash flows from financing activities:
    (Repayment) / proceeds from short term borrowings         ---         (1,057)           1,051
    (Repayment) of long term borrowings                       (200)         (197)            ---
    Used for repurchase of common stock                       (175)         (340)            (168)
    Used for dividends paid                                   (360)       (1,209)            (244)
                                                            -------       -------         -------
    Net cash (used in) / provided by financing activities     (735)       (2,803)             639
Effect of foreign currency exchange rate changes on cash        25            30                3
                                                            -------       -------         -------
Net (decrease) in cash and cash equivalents                   (234)       (5,318)          (1,826)
Cash and cash equivalents--
    Beginning of period                                      4,066         9,384           11,210
                                                            -------       -------         -------
    End of period                                           $3,832        $4,066           $9,384
                                                            =======       =======         =======
Income taxes paid                                             $756        $1,175             $249
                                                            =======       =======         =======
Interest paid                                                  $55           $93             $128
                                                            =======       =======         =======

See Notes to Consolidated Financial Statements

                             FARREL CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Principles of Consolidation and Significant Accounting Policies

        The accompanying consolidated financial statements include the accounts of Farrel Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

        The Company designs, manufactures, sells and services machinery to customer specifications for the rubber and plastics industry. The Company's principal products are batch and continuous mixers, extruders, pelletizers, calenders and mills. The Company also provides process engineering services, process design and related services for rubber and plastics processing installations in conjunction with its sales of capital equipment. The Company's new machinery and related services generally represents slightly more than half of its revenues. The Company's aftermarket business consists of contractual repair, refurbishment and equipment upgrade services, spare parts sales and field services.

        The company's principal customers are domestic and foreign manufacturers of rubber and plastics. Foreign customers are primarily located throughout Eastern and Western Europe, Asia and the Middle East.

        Due to the nature of the Company's products, which can individually cost up to $3.0 million, the relative importance of any product line can change significantly from year to year. However, the more significant products are the Company's batch and continuous mixers.

 (a) CASH AND CASH  EQUIVALENTS:
        Cash and cash equivalents include cash on hand, amounts due from banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

 (b) OTHER FINANCIAL INSTRUMENTS:
         The carrying amount of the Company's trade receivable and payables approximates fair value because of the short maturity of these instruments.

 (c) INVENTORY:
        Inventory is valued at the lower of cost or market. Inventory is accounted for on the last-in, first-out (LIFO) basis in the U.S. and on an average cost basis in the U.K.

 (d) PROPERTY, PLANT AND EQUIPMENT:
        Property, plant and equipment is stated at cost. Improvements are capitalized and expenditures for normal maintenance and repairs are charged to expense. Depreciation is computed on a straight line basis based on the estimated useful lives of the related assets which range from 5 to 40 years. Assets no longer anticipated to be used are segregated from Property, Plant and Equipment and included in Other Assets. See Note 2 to these financial statements.

 (e) TECHNOLOGY LICENSE AGREEMENT:
        Other assets includes a technology license agreement which represents the cost of licensed and purchased technology, know how, and trade secrets including technology which is patented or for which a patent has been applied for. Such costs are amortized over 7 years.

 (f) REVENUE RECOGNITION:
        Revenue on new machine sales is recognized upon completion of the customer contract, which generally coincides with the shipment. Revenue on repair and refurbishment of customer owned machines is recognized when the contractual work is completed. Spare parts revenue is recognized upon shipment.

        The Company requires advances from customers upon entering a contract and progress payments during the manufacturing process. Generally, letters of credit are required on contracts with export customers to minimize credit and currency risk.

 (g) PRODUCT INSTALLATION AND WARRANTY OBLIGATIONS:
        Estimated costs to be incurred under product installation and warranty obligations relating to products which have been sold are provided for at the time of sale.

 (h) INCOME TAXES:
        Deferred income taxes are provided on temporary differences between the financial statement and tax basis of the Company's assets and liabilities in accordance with the liability method of accounting for income taxes. Provision has not been made for U.S. income taxes or additional foreign taxes on approximately $8.2 million of undistributed earnings of foreign subsidiaries because it is expected that those earnings will be reinvested indefinitely.

 (i) INCOME PER SHARE:
     Income per share is based on the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares include stock option and purchase plan shares.

 (j) FOREIGN CURRENCY TRANSLATION:
        Assets and liabilities denominated in foreign currencies are translated into United States dollars at current exchange rates. Income and expense accounts are translated at average rates of exchange prevailing during the year.

        Adjustments resulting from the translation are included in the cumulative translation adjustment in stockholders' equity. Transaction gains and losses are included in earnings. The Company experienced a foreign currency transaction losses of $89,000 and $84,000 in fiscal 1995 and 1994, respectively.

        The Company enters into foreign exchange contracts for non-trading purposes, exclusively to minimize its exposure to currency fluctuations on trade receivables and payables. As a result, changes in the values of foreign currency contracts offset changes in the values of the underlying assets and liabilities due to changes in foreign exchange rates, effectively deferring gains and losses on trade receivables and payables and the related hedges until the date the transactions are settled in cash. The Company was a party to a foreign currency exchange contract at December 31, 1996 to hedge the value of a trade receivable in the amount of $1.1 million. The Company has also entered into $2.1 million of forward exchange contracts of anticipated transactions related to amounts to be received from the Company's customers for commitments to purchase the Company's products for which the customer has yet to be invoiced. A gain of approximately $250,000 has been deferred on these transactions. The Company was not a party to any foreign exchange contracts at December 31, 1995. The Company is exposed to loss in the event of nonperformance by the Company's bank, the other party to the foreign exchange contracts. However, the Company does not anticipate nonperformance by its bank.

 (k)  USE OF ESTIMATES:
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results can differ from those estimates.

 (l)  Reclassifications:
          Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation. These reclassifications had no impact on previously reported results of operations.

NOTE 2 - OTHER ASSETS
                                             12/31/96  12/31/95
                                             --------  --------
                                               (In thousands)

Technology license                            $501    $ 667
Deferred acquisition costs                      --      823
Assets held for disposal                       389       --
Notes receivable                                38      135
Other                                           61      120
                                              ----    -----
Total                                         $989   $1,745
                                              ====    =====

     Deferred acquisition costs at December 1995 represented professional fees incurred to identify, negotiate and contract with several acquisition candidates primarily outside the United States. During 1996 it was determined that efforts related to the acquisition candidates proved unsuccessful and, as a result, these capitalized costs were charged to current operations which are included in administration expense. No additional costs were deferred during 1996.

     Assets held for sale represent the remaining book value of the Company's Derby, Connecticut manufacturing facility and its remaining machinery and equipment no longer expected to be used. Currently, the estimate of the discounted fair value of the assets exceeds the remaining book value and, therefore, no provision for loss has been made at this time. The estimated fair value of the assets is based upon recent appraisal. The recoverability of these assets will be evaluated periodically as required by FAS 121, "Accounting For the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of." It is possible that the proceeds to be received from the sale of these assets may prove to be less than the remaining book value, at which point in time the appropriate provision for loss will be made.

NOTE 3 - RELATED PARTY TRANSACTIONS

        The Company is a party to an agreement with First Funding Corporation (the "Financial Services Agreement"), pursuant to which the Company retains First Funding as its exclusive investment adviser. Charles S. Jones, a director of the Company and owner of over 5% of the Company's outstanding Common Stock, is an executive officer of First Funding. The Financial Services Agreement may be terminated by either party upon twelve months written notice or by the Company in the event that Mr. Jones is no longer an officer or employee of First Funding.

        Under the Financial Services Agreement, the Company pays First Funding an annual retainer of $450,000 for Mr. Jones' services. The Company also pays for advisory services provided by other First Funding employees on an hourly basis and out-of-pocket expenses. The Company also pays transaction fees in the event of certain successful transactions. The Company paid First Funding $687,000, $718,000 and $704,000 in fiscal 1996, 1995 and 1994, respectively.
The fiscal 1995 amount included services regarding the successful extension of the Company's new worldwide credit facility. The Company also reimbursed First Funding $211,000, $285,000 and $188,000 for out-of-pocket costs during the same three periods, respectively.

The 1995 and 1994 amounts include $479,000 and $284,000 related to the deferred acquisition costs referred to in Note 2 which were charged to operations in 1996.

NOTE 4 - INVENTORY

Inventory is comprised of the following:
                                           12/31/96  12/31/95
                                           --------  --------
                                            (In thousands)
       Stock and raw materials             $5,905     $4,485
       Work-in-process                      8,282      8,351
                                           ------     ------
       Total                              $14,187    $12,836
                                           ======     ======

        Of the above inventories $9,440 and $8,716 at December 31, 1996 and 1995, respectively, are valued using the LIFO method. Current replacement costs of those inventories as of these dates were greater than the LIFO carrying amounts by approximately $588 and $547, respectively.

        The reduction of inventory quantities during the year ended December 31, 1994 resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in that prior year as compared with the costs prevalent in the year of sale. The effect of this reduction was to increase net earnings by approximately $144 in that year.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:

                                             12/31/96   12/31/95
                                                (In thousands)

       Land and buildings                     $3,024     $3,220
       Machinery, equipment and other         14,700     13,467
       Construction in progress                  188        125
                                              -------    -------
                                              17,912     16,812
         Accumulated depreciation             (8,357)    (7,136)
                                              -------    -------
         Property, plant and equipment, net   $9,555     $9,676
                                              ======     ======

Estimated depreciable lives of buildings are 33-40 years. Estimated depreciable lives of machinery, equipment and other depreciable assets are 5-10 years. The amounts indicated here exclude the assets held for resale which are included in Other Assets. See Note 2 to these financial statements.

NOTE 6 - ACCRUED EXPENSES AND TAXES

       Accrued expenses and taxes includes accrued wages and benefits of approximately $.8 million and $1.2 million at December 31, 1996 and 1995, respectively. Also included are income taxes payable of $1.0 million and $0.8 million, at December 31, 1996 and 1995, respectively.

NOTE 7 - BANK CREDIT ARRANGEMENTS

       The Company has a worldwide multi-currency credit facility with a major U.S. bank in the amount of $20.0 million for direct borrowings and letters of credit and up to <pound-sterling>3.0 million for foreign exchange contracts. Interest varies based upon prevailing market interest rates (7.25% and 8.0% at December 31, 1996 and 1995, respectively). The facility contains limits on direct borrowings and letters of credit combined based upon stipulated percentages of accounts receivable, inventory and backlog. The facility also contains covenants specifying minimum and maximum operating thresholds for operating results and selected financial ratios. The agreement contains certain restrictions on the making of investments, on borrowings and on the sale of assets. The Company's ability to pay dividends is limited to (a) 25% of the Company's cumulative net income during the most recently completed four fiscal quarters after deducting distributions previously made and (b) purchases by the Company of its common stock during the same period. There were no direct borrowings outstanding under this facility at December 31, 1996 and 1995. The weighted averaged interest rate incurred on short-term borrowings was 7.68 %, 7.75% and 7.2% in fiscal 1996, 1995 and 1994, respectively. There were $8.1 million and $8.3 million of letters of credit outstanding at December 31, 1996 and 1995, respectively. The facility expires December 31, 1999.

      The Company has a loan in the amount of <pound-sterling>250,000 ($428,000) and <pound-sterling>375,000 ($582,000) at December 31, 1996 and
1995, respectively, from a U.K. bank which is collateralized by the Company's facility in Rochdale, England. The loan matures in January 1999 for which semi-annual principal payments of approximately <pound-sterling>125,000 began in 1995. Approximately <pound-sterling>125,000 ($214,000 and $194,000) at December 31, 1996 and 1995, respectively, is classified as payable currently and <pound-sterling>125,000 ($214,000) and <pound-sterling>250,000 ($388,000)
is classified as long term at December 31, 1996 and 1995, respectively. The interest rate on this loan is 10 percent per annum.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

   (a)    COMMITMENTS:

     Aggregate future lease commitments under operating leases, principally for office space, equipment and vehicles, are as follows:

YEAR ENDING DECEMBER 31,                           (IN THOUSANDS)
------------------------                           --------------
1997                                                  $285
1998                                                   178
1999                                                    74
2000                                                    49
2001                                                    24
Thereafter                                              37
                                                      ----
                                                      $647
                                                      ====

        Rental expense for the year ended December 31, 1996, 1995 and 1994 was $374,000, $452,000 and $396,000, respectively.

   (b)    CONTINGENCIES, ENVIRONMENTAL:

      The Company and The Black & Decker Corporation (Black & Decker) have entered into a Settlement Agreement regarding the environmental litigation disclosed in previous filings. See Item 3, Legal Proceedings, to this Form 10-K for further discussion.

   (c)    CONTINGENCIES :

     The Company is a defendant in certain lawsuits arising in the ordinary course of business, primarily related to product liability claims involving machinery manufactured by the Company. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, the Company does not expect that these matters will have a material adverse effect on the Company's financial position or results of operation.

NOTE 9 - STOCK PLANS

        The Company sponsors the 1992 Stock Option Plan and the 1992 Employees' Stock Purchase Plan, both established in 1992.

        The Stock Option Plan authorizes the granting of incentive stock options and non-qualified stock options to purchase up to 600,000 shares of common stock. Option awards may be granted through January 30, 1997 to eligible employees and non-employee directors. The exercise price of the options may not be less than fair market value as of the date of grant (or 110% in the case of an incentive stock option granted to a 10% stockholder).
Options granted become exercisable by employees in cumulative installments over a four year period of employment after the date of grant. The President and non-employee directors are automatically granted each year a non-qualified stock option to purchase shares which are exercisable one year after the date of grant. The options are exercisable for a period of ten years from the date of grant.

      The Company has elected to continue to account for stock options under Accounting Principles Board Opinion No. 25 , "Accounting for Stock Issued to Employees" (APB 25) and not the fair value method as provided by FAS 123, "Accounting and Disclosure of Stock -Based Compensation." The Company's Stock Option Plan requires options to be granted at the market price of the Company's common stock on the date the options are granted, and as a result, under APB 25 no compensation expense is recognized.

      The following table presents a summary of the Company's stock option activity and related information for the years ended:


                                     1996             1995             1994
                                  WEIGHTED-         WEIGHTED-        WEIGHTED-
                                   AVERAGE          AVERAGE          AVERAGE
                          OPTIONS  EXERCISE OPTIONS EXERCISE OPTIONS EXERCISE
                          (000's)   PRICE   (000's)   PRICE  (000's)  PRICE
                          ----------------------------------------------------
Outstanding, beginning
  of year                   296    $6.96     286     $7.04    243     $7.27
Granted                     375     4.38      72      5.28     52      6.00
Exercised                    -       -        -        -       -         -
Forfeited                   212     4.76      62      5.42      9      7.17
                          ----------------------------------------------------
Outstanding, end of year    459    $5.86     296     $6.96    286     $7.04
                          ----------------------------------------------------
Exercisable, end of year    279    $7.05     213     $7.58    158     $8.14
Weighted-average fair
  value of options
  granted during the
  year                    $1.75             $2.20              --

      The following table summarizes information about stock options outstanding at December 31, 1996:

            OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
            -------------------                       --------------------
                             WEIGHTED-
                             AVERAGE      WEIGHTED-               WEIGHTED
RANGE OF                     REMAINING    AVERAGE                 AVERAGE
EXERCISE       NUMBER OF    CONTRACTUAL   EXERCISE   NUMBER OF    EXERCISE
PRICES          OPTIONS        LIFE       PRICE      OPTIONS      PRICE
--------------------------------------------------------------------------
$3.75-$ 5.50   278,000        8.2 years    $4.51      97,750      $5.39
 5.51-  8.50    95,000        6.5           6.32      95,000       6.32
 8.51- 10.00    86,000        5.0           9.73      86,000       9.73
--------------------------------------------------------------------------
$3.75-$10.00   459,000        7.2          $5.86     278,750      $7.05


        Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options granted under the Stock Option Plan was estimated at the date of grant using the Black-Scholes option pricing model, one of the allowable valuation models under FAS 123, with the following assumptions for 1996 and 1995, respectively:

                                                     1996       1995
                                                     ----       ----
Risk free interest rate                              6.0%       6.0%
Dividend yields                                      2.0%       2.0%
Expected volatility factor of the expected
market price of the Company's common stock           .458      .441
Weighted average expected life of each option        8 Yrs     8 Yrs

        The weighted average fair value of options granted during 1996 and 1995 were $1.75 and $2.20, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's judgment, applying the provisions of FAS 123 does not necessarily provide a reliable single measure of the fair value of its stock options. It is also not likely that the current pro forma net income will be representative of pro forma net income in future years.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information is as follows:


                                            YEAR ENDED
                                            ----------
                                       12/31/96     12/31/95
                                       --------     --------
                              (In thousands, except per share data)


Pro Forma Net Income                    $258       $829
Pro Forma earnings per share            $.04       $.14

The Stock Purchase Plan gives each eligible employee of the Company the right to purchase, in each of the years 1992 through 1996, shares of common stock equivalent in value to not more than 5% of the employee's annual compensation, up to a maximum of $25,000 per year. Each May, employees must designate the amount to be withheld during the next 24 month purchase period. The purchase price is the lower of 85% of the fair market value of the common stock on the date of offering or 85% of the fair market value on the date the applicable purchase period ends. Not more than an aggregate of 500,000 shares of common stock may be purchased under the stock purchase plan. Any employee who, after the purchase, would hold 5% or more of the common stock is ineligible. In May 1996 and 1995, employees elected to purchase approximately 3,000 and 12,000 shares, respectively, of the Company's common stock through this plan. During 1996 and 1995, approximately 9,000 and 11,000 shares, respectively, were distributed to employees under this plan. The 1996 distribution includes approximately 5,200 shares from the Company's treasury account, for which retained earnings was adjusted. At December 31, 1996, there were approximately 5,000 shares subscribed to under this plan.

        The Company may reaquire up to $2,250,000 of its common stock under its discretionary open market stock repurchase plan. During fiscal 1996 and 1995 the Company reacquired 54,150 and 67,300 shares of common stock, respectively, under this plan for approximately $175,000 and $340,000, respectively, which are included in treasury stock.

NOTE 10 - BENEFIT PLANS

        The accounting for pensions and retiree health benefits, which will be paid out over an extended period of time in the future, requires the use of significant estimates concerning uncertainties about employee turnover, future pay scales, interest rates, rates of return on investments and future medical costs. The estimates of these future employee costs are allocated in a systematic manner to the years when service is rendered to the Company by the employee. The annual cost is comprised of the service cost component related to current employee service, an interest cost related to the increase in the benefit obligations due to the passage of time (the benefit obligations are stated at a present value which increases each year as the discount period decreases), less the earnings achieved on assets invested in the employee benefit plan. Differences between the estimates and actual experience are deferred and amortized to expense over a period of time.

PENSION PLANS

        The Company has retirement plans covering portions of domestic and foreign employees. The Company funds the domestic plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA) and the foreign plans in accordance with appropriate governmental regulations in the United Kingdom. Pension expense is actuarially determined in accordance with generally accepted accounting principles and differs from amounts funded annually.


     The Company has a domestic defined benefit pension plan for hourly employees which provides benefits based on employees' years of service. Plan assets are invested in short-term securities, equity securities and real estate. The Company has two foreign defined benefit pension plans covering substantially all employees which provide stipulated amounts at retirement based on years of service and earnings. Plan assets are invested in securities, real estate and cash. The following table summarizes the components of domestic and foreign pension expense:

                                                           Year Ended
                                                           ----------
                                                  12/31/96  12/31/95  12/31/94
                                                  --------  --------  --------
     Domestic pension expense:                          (In thousands)

Service cost-benefits earned during the period       $65       $82       $95
Interest cost on projected benefit obligation.       122       110        93
Actual return on plan assets..................       (31)     (174)       21
Amortization of deferred items................       (52)      113       (76)
                                                    ----      ----      ----
     Net domestic pension expense                   $104      $131      $133
                                                    ====      ====      ====

     Foreign pension expense:

Service cost-benefits earned during the period      $226      $220      $242
Interest cost on projected benefit obligation.       648       598       576
Actual return on plan assets..................      (743)     (931)     (616)
Amortization of deferred items................      (122)      116      (144)
                                                    ----      ----      ----
     Net foreign pension expense                      $9       $ 3       $58
                                                    ====      ====      ====

     Over the long run, the Company's funding policy is designed to accumulate sufficient assets in the benefit plans to meet obligations for retirement benefits. Because at any point in time there will be differences between the estimates used in establishing pension cost and funding amounts and actual experience, there will always be an amount by which the Company is over or under-funded. The domestic plan was under-funded by $202,000 and $470,000 at December 31, 1996 and 1995, respectively, which the Company expects to reduce through contributions to the pension plan in the future. The primary reason for the improvement in the underfunded position in 1996 was the Company's contribution of the maximum allowable amount to the Plan under IRS guidelines. The principal cause of the increase in the under-funded amount in 1995 was a change in the interest rate used to discount the future obligations to a present value. The discount rate fluctuates based upon general economic conditions, but will have minimal effect on the ultimate obligations the Company will pay. All actuarial changes at December 31, 1996 and 1995 had little impact on the Company's operations.

     The following table sets forth the funded status of the domestic and foreign defined benefit plans and amounts recognized in the balance sheets:

                                            Domestic            Foreign
                                           December 31,       December 31,
                                           1996     1995      1996     1995
                                           ----     ----      ----     ----
Actuarial present value of:
     Vested benefit obligations           $1,694   $1,767    $8,828   $7,097
                                          ======   ======    ======   ======

     Accumulated benefit obligation       $1,755   $1,853    $8,828   $7,097
                                          ======   ======    ======   ======
Plan assets at fair value                 $1,553   $1,383    $9,289   $7,913

Actuarial present value of projected
     benefit obligation for service
     rendered to date                      1,755    1,853     9,063    7,287

Projected benefit obligation
     (in excess of)/less than plan
     assets                                 (202)    (470)      226      626

Unrecognized actuarial variances             461      577       223      (61)
Unamortized net transition
     liability/(asset)                        16       34      (372)    (486)
Unamortized prior service costs               45       85       ---      ---
Additional minimum liability                (522)    (696)      ---      ---
                                          ------   ------    ------   ------
Accrued pension (cost)/benefit             ($202)   ($470)      $77      $79
                                          ======   ======    ======   ======
Plans assumptions:
     Discount rate                          7.25%    7.25%     8.50%    9.00%
     Rate of increase in future
       compensation levels                   N/A      N/A      5.50%    6.00%
     Expected long-term rate of return
       on plan assets                       8.00%    7.75%     9.00%    9.00%

        The Company changed the expected long term rate of return on plan assets in 1996 due to the fact the Company retained the services of a professional investment advisor to manage the assets of the Plan. As a result, investment returns are anticipated to improve. The Company recorded a minimum liability of $522,000 and $696,000 at December 31, 1996 and 1995, respectively. The Company has also recorded intangible assets of $61,000 and $119,000, the amounts allowable under FAS 87, at December 31, 1996 and 1995, respectively, which are included in Other Assets. The minimum liability in excess of the intangible asset has been recorded as a reduction of stockholders' equity, net of applicable income taxes.

        During 1996 the Company reduced the workforce of employees covered by the domestic defined benefit plan, and as a result, experienced a curtailment of the pension obligation. The Company accounted for this curtailment under FAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." The impact on 1996 operations was a minor gain.

        The Company has a domestic 401(k) retirement plan for salaried employees which includes matching and discretionary non-matching contributions by the Company. Approximately $113,000, $147,000 and $140,000 of such contributions were expensed in fiscal 1996, 1995 and 1994, respectively. No discretionary contributions were made by the Company during fiscal 1996, 1995 or 1994.

POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS

        The Company generally provided health care benefits to eligible domestic union retired employees and their dependents through age 65. The Company is self-insured for claims prior to age 65 and pays these as incurred. Retired employees and their dependents were entitled to select Supplemental Medicare Coverage A and B only at age 65. The Company pays 75% of the monthly Medicare premiums for most of these individuals. Eligibility for these retiree health care benefits was attained upon reaching age 60 and completing 10 years of service.

        During 1994 the Company renegotiated its contract with domestic union employees in which postemployment medical benefits were eliminated for future retirees. Employees who retired prior to the signing of the new contract maintain the postemployment medical benefits granted under prior contracts.
The elimination of these benefits reduced the obligation by approximately $1.3 million ($.8 million net of approximately $.5 million of deferred income taxes) from that which was previously recorded by the Company when it adopted FAS 106, "Employers Accounting for Postretirement Benefits Other Than Pensions". The Company accounted for the elimination of these benefits under the provisions of FAS 106. The following table summarizes the Company's expense for postemployment benefits other than pensions.

                                                            Year ended
                                                   12/31/96  12/31/95  12/31/94
                                                   --------  --------  --------
                                                          (In thousands)

     Service cost- benefits earned during
       the period                                    ---       ---       $81
     Interest cost on accumulated postretirement
       benefit obligation                            $90       $111      197
                                                     ---       ----      ---
     Net periodic postretirement benefit costs       $90       $111     $278
                                                     ===       ====     ====

The Company's non-pension postretirement benefit plans are not funded. The status of the plans are as follows:

                                                   12/31/96  12/31/95
                                                   --------  --------
                                                     (In thousands)
Accumulated postretirement benefit obligation:
     Retirees and dependents                      $1,219     $1,192
     Fully eligible plan participants                 28        143
     Other active plan participants                  ---        ---
                                                  ------      -----
                                                   1,247      1,335
Unrecognized net gain (loss) from experience
     differences and change in assumptions            30         (3)
                                                  ------     ------
Postretirement benefit obligation                 $1,277     $1,332
                                                  ======     ======

        The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at December 31, 1996 and 1995. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.5% at December 31, 1996 and declines
 .5% per year to 5.5% by the year 2004
and remains at that level thereafter. Assumptions regarding the health care trend rate are slightly more conservative than previously used by the Company due to expectations that healthcare costs will increase more than previously anticipated. The change in assumptions did not have a material impact on the obligation or net periodic postretirement benefit cost. The accumulated benefit obligation as of December 31, 1996 and net periodic postretirement health care cost for fiscal 1996 would increase approximately 6% and 6%, respectively, with an annual one percentage point increase in the assumed health care cost rate.

NOTE 11 - PROVISION FOR INCOME TAXES

        Pre-tax income/(loss) and income taxes for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                           Year ended
                                                 12/31/96   12/31/95   12/31/94
                                                 --------   --------   --------
     The domestic and foreign components of              (In thousands)
     income/(loss)before income taxes are:
                Domestic                         ($1,544)     $971     $3,421
                United Kingdom                     2,024       485        616
                                                  ------    ------     ------
                                                    $480    $1,456     $4,037
                                                  ======    ======     ======

     The provision/(benefit) for income taxes is:
              Current:
                United States                      ($646)     $437       $967
                United Kingdom                       664        88        (46)
                State taxes                          (25)      129        291
                                                  ------    ------     ------
                                                      (7)      654      1,212
              Deferred:
                United States                     $  232     $(117)      $180
                United Kingdom                        41        53         86
                State taxes                         (112)      (36)        53
                                                  ------    ------     ------
                                                     161      (100)       319
                                                  ------    ------     ------
                                                    $154      $554     $1,531
                                                  ======    ======     ======

     Deferred tax liabilities/(assets) result from the following differences between financial reporting and tax accounting.

                                                  12/31/96   12/31/95
                                                  --------   --------
                                                    (In thousands)
     Deferred tax liabilities:
     -------------------------
     Depreciation                                 $1,128      $976
     Inventory valuation                             186       220
     Other                                            46       ---
                                                   -----     -----
     Total deferred tax liabilities                1,360     1,196
                                                   -----     -----

     Deferred tax assets:
     --------------------
     Non pension postretirement benefits            (511)     (533)
     Installation and warranty cost accruals        (220)     (265)
     Vacation reserve                               (154)     (264)
     Bad debt reserve                                (57)      (13)
     Minimum pension liability                      (184)     (231)
     State tax loss carryforwards                   (180)      ---
     Other                                           ---       (93)
                                                   -----     -----
     Total deferred tax assets                    (1,306)   (1,399)
                                                   -----     -----
            Net deferred tax liability/(asset)    $   54    ($ 203)
                                                   =====     =====

        Other current assets includes $274,000 and $487,000 of deferred tax assets at December 31, 1996 and 1995, respectively. Other current assets also includes prepaid income taxes of $665,000. The state tax loss carryforwards expire in the year 2011.

        A reconciliation from statutory U.S. federal income taxes to the actual income taxes is as follows:

                                                       Year ended
                                                 12/31/96  12/31/95  12/31/94
                                                 --------  --------  --------
                                                        (In thousands)

     Statutory provision                         $163      $495      $1,373
     U.S.--U.K. rate differential                  17        (5)         (6)
     State income taxes, net of federal benefit   (90)       62         210
     Permanent differences                         30        39          31
     Other                                         34       (37)        (77)
                                                 ----      ----      ------
     Actual provision                            $154      $554      $1,531
                                                 ====      ====      ======

NOTE 12 - OTHER INCOME/(EXPENSE), NET

        There were no individually significant items of other income or expense in either 1996 or 1995. Other income in 1994 reflects the impact of the renegotiated contract with union employees in the United States in which postretirement benefits for future retirees were eliminated. This resulted in the elimination of approximately $1.3 million of the obligation previously accrued by the Company in accordance with FAS 106.

NOTE 13 - FOREIGN OPERATIONS, EXPORT SALES AND MAJOR CUSTOMERS

        The Company operates a global business with interdependent operations and employs a global management approach. In consideration of certain economic factors, the distribution of customer orders and associated revenues and expenses between the U.S. or U.K. is at the discretion of management. As such, the chart below should not be construed as indicative of U.S. and U.K. operating results were the Company not to operate in such a manner.

        Net sales to unaffiliated customers, operating income and assets of the U.S. and U.K. operations for the years ended December 31, 1996, 1995, and 1994 are as follows:

                                              United   United
                                              States   Kingdom   Consolidated
                                              -------------------------------
                                                  (In  thousands)
Year ended 12/31/96:
     Sales to unaffiliated Customers          $50,811  $25,025      $75,836
     Operating income                        ($1,501)   $2,155         $654
     Assets                                   $31,011  $19,720      $50,731

Year ended 12/31/95:
     Sales to unaffiliated customers          $58,957  $21,110      $80,067
     Operating income                          $1,169     $422       $1,591
     Assets                                   $36,390  $17,022      $53,412

Year ended 12/31/94:
     Sales to unaffiliated customers          $52,039  $23,462      $75,501
     Operating income                          $1,965     $636       $2,601
     Assets                                   $32,745  $15,234      $47,979


     The breakdown of U.S. sales to foreign countries grouped by geographic area is as follows:

                                               Year      Year        Year
                                               ended     ended       ended
                                             12/31/96  12/31/95     12/31/94
                                             --------  --------     --------
                                                     (In thousands)
     Asia                                     $5,505    $9,918      $10,036
     North America, other than the U.S.        3,975     9,232        6,119
     Middle East                                 119     3,142          149
     All other                                   797       699        1,745
                                             -------   -------      -------
                                             $10,396   $22,991      $18,049
                                             =======   =======      =======

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED):

        Summarized quarterly financial data for fiscal 1996 and 1995:

                                       (In thousands except per share data)
                                                      Quarter
                                       ------------------------------------
                                       First     Second    Third     Fourth
                                       -------   ------    -----     ------
Fiscal 1996
Net Sales                              $17,865   $13,196   $18,081   $26,694
                                       =======   =======   =======   =======
Gross Margin                            $4,359    $2,818    $4,141    $6,805
                                       =======   =======   =======   =======
Other Income                              ($48)      $64     ($93)      ($97)
                                       =======   =======    ======   =======
Net income/(loss)                         $181   ($1,170)    ($25)    $1,340
                                       =======   =======    =====    =======
Net income/(loss) per common share       $0.03    ($0.20)   $0.00      $0.22
                                       =======   =======    =====    =======
Weighted average shares
  outstanding (000's)                    5,985     5,973    5,963      5,837
                                       =======   =======    =====    =======

                                                      Quarter
                                       ------------------------------------
                                       First     Second    Third     Fourth
                                       -------   ------    -----     ------
Fiscal 1995
Net Sales                              $10,038   $17,113  $18,008    $34,908
                                       =======   =======  =======    =======
Gross Margin                            $2,268    $4,852   $4,278     $8,362
                                       =======   =======  =======    =======
Other Income                               $51       $94      $40      ($320)
                                       =======   =======  =======    =======
Net (loss)/income                      ($1,244)      $10      $12     $2,124
                                       =======   =======  =======    =======
Net (loss)/income per common share      ($0.21)    $0.00    $0.00      $0.36
                                       =======   =======  =======    =======
Weighted average shares
  outstanding (000's)                    6,046     6,054    6,018      6,008
                                       =======   =======  =======    =======

NOTE 15 - SUBSEQUENT EVENT

        Early in 1997 the Company announced it will consolidate its domestic assembly, repair and spare parts operations, currently performed in two facilities in Connecticut into available space in one facility. The cost of this project is expected to be between $1.0 million and $1.5 million, which includes expenditures to be capitalized and expensed as incurred. Company employees will be utilized to the fullest extent possible to minimize the cost of the consolidation and work will be performed during periods of the year which minimizes interference with operations. The objective of this decision is to reduce annual operating costs and to enhance operating efficiencies after the consolidation is completed. Consolidation efforts have begun and are expected to be completed during 1997.

        This consolidation will make the Company's Derby facility available for sale. The Company has transferred the remaining net book value of this facility and any remaining assets no longer anticipated to be used, approximately $389,000 from Property, Plant and Equipment to Other Assets as of the end of 1996. No loss on the disposal of the assets is anticipated at this time, and, as a result, no provision for loss has been made at this time. See Note 2.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                  PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 1996 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 23, 1997.

ITEM 11 - EXECUTIVE COMPENSATION

        The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 1996 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 23, 1997.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 1996 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 23, 1997.

Item 13 - Certain Relationships and Related Transactions

        The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 1996 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 23, 1997. See also Notes to Consolidated Financial Statements, Note 3, appearing in Item 8 herein.

                                   PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

    (a)   Documents Filed as Part of Form 10-K

                                                                        PAGE

          1. Financial Statements

          Report of Independent Auditors..................................15
          Consolidated Balance Sheets as of December 31, 1996 and, 1995...16 Consolidated Statements of Income for the years ended December
            31, 1996, 1995, and 1994......................................17
          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994........................18
          Consolidated Statements of Cash Flows for years ended
            December 31, 1996, 1995 and 1994..............................19
          Notes to Consolidated Financial Statements..  ...............20-33

          2. Financial Statement Schedule

          Report of Independent Auditors on Financial Statement
            Schedule......................................................40
          Schedule VIII - Valuation and Qualifying Accounts...............41

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          3. Exhibits                                                     Page

EXHIBITS

Exhibit 3(a)*  Articles of Incorporation                                   N/A

Exhibit 3(b)*  By-laws                                                     N/A

Exhibit 4a**   Credit Agreement between Farrel Corporation and Chase
               Manhattan Bank of Connecticut, N.A. and Chase Manhattan
               Bank N.A. London, dated March 20, 1993.                     N/A

Exhibit 4a**** Extension of Credit Agreement between Farrel Corporation
               Chase Manhattan Bank of Connecticut, N.A. and Chase
               Manhattan Bank N.A. London, dated October 31, 1995          N/A

Exhibit 10(a)* Option Agreement between Charles S. Jones,
               Interamerican Investment Group Limited Partnership,
               Soli Shaio and Victor Shaio, dated August 22, 1991.         N/A

Exhibit 10(b)* Employment Agreement between Rolf K. Liebergesell
               and the Registrant, dated November 1, 1991                  N/A

Exhibit 10(d)* Standard Corporate Financial Services contract between
               First Funding Corporation and the Registrant, dated
               June 17, 1986, as amended by a Letter Agreement dated
               November 1, 1991.                                           N/A

Exhibit 10(e)* 1992 Stock Option Plan for Key Employees and Non-
               Employee Directors of the Company.                          N/A

Exhibit 10(f)* 1992 Employees' Stock Purchase Plan of the Registrant.      N/A

Exhibit 10(g)* Environmental Agreement between USM Corporation and
               the Registrant dated as of May 12, 1986.                    N/A

Exhibit 10(h)* Form of Director Indemnification Agreement.                 N/A

Exhibit 10 (I)***    Environmental Settlement Agreement between The
                     Black & Decker Corporation and the Registrant
                     dated February 17, 1995.                              N/A

Exhibit 10 (j)*****  Secondment Agreement between Karl N. Svensson
                     and the Registrant, dated March 3, 1995               N/A

Exhibit 11           Statement re computation of per share earnings.       42

Exhibit 21*          Subsidiaries                                          N/A

Exhibit 23           Consent of Ernst & Young LLP                          43

Exhibit 27           Financial Data Schedule                               44

* Filed as an exhibit to the Registrant's Registration Statement as Form S-1 (No. 33-43539) and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Form 10-K for the Transition Period ended December 31, 1992 and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1994.
**** Filed as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1995.
***** Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1996
(b) Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the year ended December 31, 1996.

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Farrel Corporation




                                           /s/ Rolf K. Liebergesell
                                           -----------------------------------
                                           Rolf K. Liebergesell
                                           Chief Executive Officer
                                           President and Chairman of the Board


                                           March 20, 1997
                                           -----------------------------------
                                           Date

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                 TITLE                                DATE


/s/ Rolf K. Liebergesell
-------------------------
Rolf K. Liebergesell     Chief Executive Officer, President   MARCH 20, 1997
                         and Chairman of the Board


/s/ Catherine M. Boisvert
-------------------------
Catherine M. Boisvert    Vice President and Controller,       MARCH 20, 1997
                         (Chief Accounting Officer)


/s/ Charles S. Jones
-------------------------
Charles S. Jones         Director                             MARCH 20, 1997


/s/ James S. Purdy
-------------------------
James S. Purdy           Director                             MARCH 20, 1997


/s/ Howard J. Aibel
-------------------------
Howard J. Aibel          Director                             MARCH 20, 1997


/s/ Glenn Angiolillo
-------------------------
Glenn Angiolillo         Director                             MARCH 20, 1997


/s/ Alberto Shaio
-------------------------
Alberto Shaio            Director                             MARCH 20, 1997

                   Report of Independent Auditors on Consolidated
                         Financial Statement Schedule


The Board of Directors and Stockholders
Farrel Corporation

We have audited the consolidated financial statements of Farrel Corporation as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 10, 1997, included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule for the years ended December 31, 1996, 1995 and 1994 listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        Ernst & Young LLP


Stamford, Connecticut
February 10, 1997

                                                              SCHEDULE II
                             FARREL CORPORATION
                      VALUATION AND QUALIFYING ACCOUNTS


COLUMN A                           COLUMN B                     COLUMN C                  COLUMN D         COLUMN E
----------------------------      ----------         -----------------------------      -------------    ------------
                                                                         CHARGED
                                  BALANCE AT         CHARGED TO        (CREDITED)
                                  BEGINNING          COSTS AND         TO OTHER                          BALANCE AT
NAME OF DEBTOR                    OF PERIOD          EXPENSES          ACCOUNTS(1)      DEDUCTIONS(2)    END OF PERIOD
----------------------------      ----------         ----------        -----------      -------------    -------------
YEAR ENDED 12/31/94
Allowance for doubtful
  receivables                        531                87                 18                 (137)           499
Reserve for excess and
  obsolete inventory items         1,658               562                 58                 (147)         2,131
Accrued installation and
  warranty costs                   2,232             2,453                 35               (2,805)         1,915

YEAR ENDED 12/31/95
Allowance for doubtful
  receivables                        499              (323)                 0                 (74)            102
Reserve for excess and
  obsolete inventory items         2,131               598                 (1)             (1,686)          1,042
Accrued installation and
  warranty costs                   1,915               864                (10)             (1,145)          1,624

YEAR ENDED 12/31/96
Allowance for doubtful
  receivables                        102                362                10                 (10)            464
Reserve for excess and
  obsolete inventory items         1,042                119                67                (137)          1,091
Accrued installation and
  warranty costs                   1,624              1,840                92              (2,196)          1,360


(1) Represents foreign currency translation adjustments charged or credited to stockholders' equity.
(2) Represents accounts receivable written off, obsolete inventory items written off, reductions in accrued installation and warranty costs and restructuring reserve to reflect expenditures incurred.

   The allowances for doubtful receivables and reserves for excess and obsolete inventory items have been deducted in the balance sheets from the assets to which they apply. The accrued installation and warranty costs are shown as liabilities in the balance sheet

                                   EXHIBIT INDEX

Exhibit 3(a)*  Articles of Incorporation                                   N/A

Exhibit 3(b)*  By-laws                                                     N/A

Exhibit 4a**   Credit Agreement between Farrel Corporation and Chase
               Manhattan Bank of Connecticut, N.A. and Chase Manhattan
               Bank N.A. London, dated March 20, 1993.                     N/A

Exhibit 4a**** Extension of Credit Agreement between Farrel Corporation
               Chase Manhattan Bank of Connecticut, N.A. and Chase
               Manhattan Bank N.A. London, dated October 31, 1995          N/A

Exhibit 10(a)* Option Agreement between Charles S. Jones,
               Interamerican Investment Group Limited Partnership,
               Soli Shaio and Victor Shaio, dated August 22, 1991.         N/A

Exhibit 10(b)* Employment Agreement between Rolf K. Liebergesell
               and the Registrant, dated November 1, 1991                  N/A

Exhibit 10(d)* Standard Corporate Financial Services contract between
               First Funding Corporation and the Registrant, dated
               June 17, 1986, as amended by a Letter Agreement dated
               November 1, 1991.                                           N/A

Exhibit 10(e)* 1992 Stock Option Plan for Key Employees and Non-
               Employee Directors of the Company.                          N/A

Exhibit 10(f)* 1992 Employees' Stock Purchase Plan of the Registrant.      N/A

Exhibit 10(g)* Environmental Agreement between USM Corporation and
               the Registrant dated as of May 12, 1986.                    N/A

Exhibit 10(h)* Form of Director Indemnification Agreement.                 N/A

Exhibit 10 (I)***    Environmental Settlement Agreement between The
                     Black & Decker Corporation and the Registrant
                     dated February 17, 1995.                              N/A

Exhibit 10 (j)*****  Secondment Agreement between Karl N. Svensson
                     and the Registrant, dated March 3, 1995               N/A

Exhibit 11           Statement re computation of per share earnings.       42

Exhibit 21*          Subsidiaries                                          N/A

Exhibit 23           Consent of Ernst & Young LLP                          43

Exhibit 27           Financial Data Schedule                               44

* Filed as an exhibit to the Registrant's Registration Statement as Form S-1 (No. 33-43539) and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Form 10-K for the Transition Period ended December 31, 1992 and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1994.
**** Filed as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1995.
***** Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1996
(b) Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the year ended December 31, 1996.