Form 10-Q
period 1997-03-30
FARREL CORP
filed 1997-05-12
CIK 34645

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                  For the quarterly period ended  MARCH 30, 1997
                                                  --------------

                                          OR
      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934


For the transition period from                      to
                               --------------------   ----------------------
Commission file number     0-19703
                       ----------------

                                  FARREL CORPORATION
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

          DELAWARE                                             22-2689245
--------------------------------                         ---------------------

(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                   25 MAIN STREET, ANSONIA, CONNECTICUT,   06401
                -----------------------------------------------------
                (Address of principal executive offices)  (Zip Code)

                                   (203) 736-5500
                                 ------------------
                (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----   -----

                        APPLICABLE ONLY TO CORPORATE ISSUERS:
                        -------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                               OUTSTANDING AT MAY 7, 1997
------------------------------------------------------------------------------

Common Stock (Voting), $.01 par value                        5,941,835

                              FARREL CORPORATION


                                     INDEX

                                                                          PAGE

Part I.     FINANCIAL INFORMATION

            Consolidated Balance Sheets -
            March 30, 1997 and December 31, 1996                            3

            Consolidated Statements of Operations -
            Three Months Ended March 30, 1997
               and March 31, 1996                                           4

            Consolidated Statements of Cash Flows -
            Three Months ended March 30, 1997
               and March 31, 1996                                           5

            Notes to Consolidated Financial Statements                      6

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           7-9

            Exhibit 11 - Computation of Earnings Per Share                 10

Part II.    OTHER INFORMATION                                              11

                             Part I - Financial Information

                                   FARREL CORPORATION
                                   ------------------
                               CONSOLIDATED BALANCE SHEETS
                               ---------------------------
                            (In thousands, except share data)

                                                     March 30,        December 31,
                                                     ---------        ------------
                                                        1997              1996
                                                        ----              ----
                                                    (Unaudited)
ASSETS

   Current Assets:

     Cash and cash equivalents                         $ 4,363           $ 3,832
     Accounts receivable, net of allowance
       for doubtful accounts of $326 and
       $464, respectively                               14,080            19,189
     Inventory                                          20,664            14,187
     Other current assets                                3,143             2,979
                                                       -------           -------
             Total current assets                      $42,250           $40,187

     Property, plant and equipment - net
       of accumulated depreciation of
       $8,931 and $8,357, respectively                   8,889             9,555
     Other Assets                                          911               989
                                                       -------           -------
              Total Assets                             $52,050           $50,731
                                                       =======           =======
LIABILITIES & STOCKHOLDERS' EQUITY

   Current Liabilities:

      Accounts payable                                 $11,471           $11,058
      Accrued expenses & taxes payable                   2,270             2,344
      Advances from customers                            6,513             4,865
      Accrued installation & warranty costs              1,103             1,360
      Short - term debt                                    204               214
                                                       -------           -------
              Total current liabilities                 21,561            19,841

   Long-term debt                                          204               214
   Postretirement benefit obligation                     1,257             1,277
   Long-term pension obligation                            522               522
   Deferred income taxes                                   550               324
   Commitments and contingencies                          -                 -
                                                       -------           -------
              Total Liabilities                         24,094            22,178
                                                       -------           -------

   Stockholders' Equity:

     Preferred stock, par value $100,
       1,000,000 shares authorized, no
       shares issued                                         -                -
     Common stock, par value $.01,
       10,000,000 shares authorized,
       6,142,806 shares issued                              61               61
     Paid in capital                                    19,295           19,295
     Cumulative translation adjustment                    (259)             232
     Treasury stock, 200,261 shares at
       March 30, 1997 and December 31,
       1996, respectively                                 (987)            (987)
     Retained earnings                                  10,122           10,228
     Minimum pension liability                            (276)            (276)
                                                       -------           -------
              Total Stockholders' Equity               $27,956           $28,553
                                                       -------           -------
Total Liabilities and Stockholders' Equity             $52,050           $50,731
                                                       =======           =======

             See Accompanying Notes to Consolidated Financial Statements


                             FARREL CORPORATION
                             ------------------
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------
               (In thousands, except per share and share data)


                                                       Three Months Ended
                                                       ------------------
                                                    March 30,       March 31,
                                                      1997            1996
                                                      ----            ----
                                                   (unaudited)     (unaudited)

Net Sales                                             $16,123         $17,865

Cost of Sales                                          12,785          13,506
                                                   -----------     -----------

Gross margin                                            3,338           4,359

Operating expenses:

  Selling                                               1,657           1,537

  General & administrative                              1,763           1,911

  Research & development                                  390             523
                                                   -----------     -----------

Total operating expenses                                3,810           3,971
                                                   -----------     -----------

Operating (loss)/income                                  (472)            388

Interest income, net                                       44              43

Other income/(expense), net                               256             (91)
                                                   -----------     -----------

(Loss)/income before income taxes                        (172)            340

(Benefit)/provision for income taxes                      (66)            159
                                                   -----------     -----------

Net (loss)/income                                       ($106)           $181
                                                   ===========     ===========

Per share data:

Net (loss)/income per common share                     ($0.02)          $0.03
                                                   ===========     ===========

Average shares outstanding                          5,943,654       5,985,177
                                                   ===========     ===========

   Dividends per share                                  $0.00           $0.06
                                                   ===========     ===========

                  See Accompanying Notes to Consolidated Financial Statements

                                      FARREL CORPORATION
                                      ------------------
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------------------
                                        (In thousands)

                                                                    Three Months Ended
                                                                     ------------------
                                                                March 30,           March 31,
                                                                  1997                1996
                                                                  ----                ----
                                                               (unaudited)         (unaudited)

Cash flows from operating activities:

  Net Income/(loss)                                                ($106)               $181

  Adjustments to reconcile net (loss)/income to net cash provided/(used in) by operating activities:

    Gain on disposal of fixed assets                                (299)                -
    Depreciation and amortization                                    413                 414
    Decrease in accounts receivable                                4,751               9,423
    (Increase) in inventory                                       (6,725)             (2,312)
    Increase/(decrease) in accounts payable                          663              (5,120)
    Increase/(decrease) in customer advances                       1,736                (317)
    (Decrease) in accrued expenses & taxes                          (303)             (1,864)
    (Decrease) in accrued installation and warranty costs           (219)               (122)
    Increase/(decrease) in deferred income taxes                     133                (100)
    Other                                                            191                (213)
                                                              -----------         -----------
    Total adjustments                                                341                (211)
                                                              -----------         -----------
    Net cash provided by/(used in) operating activities              235                 (30)
                                                              -----------         -----------

Cash flows from investing activities:

    Proceeds from disposal of fixed assets                           444                 -
    Purchases of property, plant and equipment                       (67)               (430)
                                                              -----------         -----------
    Net cash provided by/(used in) investing activities              377                (430)

Cash flows from financing activities:

   Used for repurchase of common stock                               -                   (59)
   Used for dividends paid                                           -                  (360)
                                                              -----------         -----------
   Net cash (used in) financing activities                             0                (419)
Effect of foreign currency exchange rate changes on cash             (81)                (10)
                                                              -----------         -----------
Net increase/(decrease) in cash and cash equivalents                 531                (889)
   Cash and cash equivalents - Beginning of period                 3,832               4,066
                                                              -----------         -----------
   Cash and cash equivalents - End of period                      $4,363              $3,177
                                                              ===========         ===========
Income taxes paid                                                    $45                $481
                                                              ===========         ===========
Interest paid                                                         $1                 $15
                                                              ===========         ===========


           See Accompanying Notes to Consolidated Financial Statements

                              Farrel Corporation
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the consolidated financial position of Farrel Corporation ("Farrel" or "the Company") as of March 30, 1997, and the consolidated results of its operations and cash flows for the three months ended March 30, 1997 and March 31, 1996. These results are not necessarily indicative of results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1996.

NOTE 2 - INVENTORY

     Inventory is comprised of the following:

                                                MARCH 30,       DECEMBER 31,
                                                  1997              1996
                                               ----------       ------------
                                                      (In thousands)

     Stock and raw materials..............       $11,689            $5,905
     Work-in process......................         8,975             8,282
                                                 -------           -------
     Total................................       $20,664           $14,187
                                                 =======           =======

PART I - ITEM 2 -

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION & RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 30, 1997 COMPARED TO THE
THREE MONTHS ENDED MARCH 31, 1996

     Net sales for the first quarter of 1997 were $16.1 million compared to $17.9 million during the first quarter of 1996. The relative sales volumes in the two periods is largely attributed to the timing of when customer orders shipped in each respective period were received from customers. Management believes the Company operates in markets which are extremely competitive, and to some extent, affected by continuing uncertainty in Eastern Europe and the Middle East. Far Eastern markets remain particularly competitive and difficult to penetrate. Many rubber and plastic manufacturers also continue to operate at less than full capacity. Management is encouraged by the relative improvement in the level of order intake and backlog compared to earlier periods It does, however, anticipate that the markets served by the Company's products will remain extremely competitive and that those markets characterized by economic and political uncertainty will likely continue to be affected by such conditions.

     During the first quarter of 1997 the Company received $15.4 million in orders compared to $17.6 million during the first quarter of fiscal 1996. In the case of major equipment orders, up to 12 months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may be recognized in a later accounting period than the one in which the order was received. In addition, the cyclical nature of industry demand and, therefore, order intake, may effect the Company's quarterly results of operations. The Company's ability to maintain and increase net sales depends upon a strengthening and stability in the Company's traditional markets. There can be no assurance that any such improvement will lead to increased orders for the Company's products. Firm backlog at the end of the first quarter of 1997 was $49.6 million compared to $50.2 million at December 31, 1996 and $29.4 million at the end of the first quarter of 1996. Firm backlog as of May 9, 1997 and 1996 was $43.0 million and $50.0 million, respectively.

     Gross margin in the first quarter of 1997 was $3.3 million compared to $4.4 million reported for the first quarter of 1996, while the margin percentage declined to 21.1 percent from 24.4%. The comparative gross margin results are largely attributed to the extremely competitive conditions previously discussed. It is also due to management's decision to pursue certain rebuild markets more aggressively to maintain and increase market share, and has accepted lower margins in the near term to do so. Market conditions continue to exert significant pressure on margins achieved, a trend which is expected to continue in the foreseeable future.

     In an effort to compensate for the significant pressure on margins, management has taken several measures to aggressively control costs in recent years including the consolidation of component manufacturing into the Company's U.K. plant during 1996. The Company has also reduced its worldwide workforce by roughly one third since becoming a public company in 1992. The Company is progressing with the consolidation of its domestic assembly, repair and spare parts operations, currently in two facilities in Connecticut, to available space in one facility. The cost of this project is expected to be between $1.0 million and $1.5 million, which includes expenditures to be capitalized and expensed as incurred. Company employees are being utilized in this project to the fullest extent possible to minimize the cost of the consolidation. Work is planned to be performed during periods which minimizes interference with production. Whether cost savings actually result from this consolidation, and the size of such savings, cannot be predicted with any certainty.

     This consolidation will make the Company's Derby facility available for sale or lease. Whether this facility can be sold or leased, when it might be sold or leased, and the proceeds which might be realized cannot be predicted with any certainty. The Company transferred the remaining book value of this facility and any remaining assets no longer anticipated to be used from Property, Plant, and Equipment to Other Assets at the end of 1996. No loss on the disposal of the assets is anticipated at this time, and, as a result, no provision for loss has been made. It is possible that proceeds actually received from the disposal of these assets may be less than the remaining book value in the near term, at which point in time a loss will be recorded.

     Other income, net of other expense, in the first quarter of 1997, includes approximately $.3 million of gains on the disposal of the excess machinery and equipment referred to above.

     Operating expenses in the first quarter of 1997 were $3.8 million compared to $4.0 million during the same period of 1997. The reduction of operating costs is largely attributed to elimination of selected executive positions and to continuing efforts to strictly control expenses. Lower administrative costs in the first quarter of 1997 is also attributed to reduced investment banking and legal costs. The increase in sales and marketing costs in the first quarter of 1997 is largely due to increased marketing programs. The reduction in research and development expenses in the first quarter of 1997 is primarily attributed to reduced headcount.

     The income tax rate in the first quarter of 1997 and 1996, as a percentage of pre-tax results of operations, was 38.4% and 46.8%, respectively. The unusually high 1996 rate is due to the consolidation of domestic income with a foreign loss. The Company provides for income taxes in the jurisdictions in which it pays for income taxes at the statutory rates in effect in each jurisdiction adjusted for differences in providing for income taxes between financial reporting and income tax purposes.

MATERIAL CONTINGENCIES

     The Company and Black & Decker entered into a Settlement Agreement pursuant to which Black & Decker agreed to assume full responsibility for the investigation and remediation of any pre- May, 1986 environmental contamination at the Company's Ansonia and Derby facilities as required by the Connecticut Department of Environmental Protection (DEP). As part of the settlement, the Company transferred by quit claim deed a vacant surfaced parking lot to the City of Ansonia. As required by the Settlement Agreement, a preliminary environmental assessment of the Company's properties in Ansonia and Derby, Connecticut has been conducted by Black & Decker. On the basis of the preliminary data now available there is no reason to believe that any remediation activities which might be required as a result of the findings of the assessment will have a material effect upon the capital expenditures, earnings or the competitive position of the Company. This forward looking statement could, however, be influenced by the results of any further investigation which the DEP might require, by DEP's conclusions and requirements based upon its review of complete information when such is available, unanticipated discoveries, the possibility that new or different environmental laws might be adopted and the possibility that further regulatory review or litigation might become necessary or appropriate.

LIQUIDITY AND CAPITAL RESOURCES; CAPITAL EXPENDITURES

     Working capital and the working capital ratio at March 30, 1997 were $20.7 million and 2.0 to 1, respectively, compared to $ 20.3 million and 2.0 to 1 at December 31, 1996, respectively. Subsequent to the end of the first quarter of 1997, the Company paid a dividend of $.16 per share. The Company's ability to pay dividends in the future is generally limited under its credit facility described below to the aggregate of (a) 25% of net income during the most recently completed four fiscal quarters after deducting distributions previously made and (b) purchases by the Company of its common stock during the same period, without the consent of and/or waiver by the Company's bank.

     Due to the nature of the Company's business, many sales are of a large dollar amount. Consequently, the timing of recording such sales may cause the balances in accounts receivable and/or inventory to fluctuate dramatically between quarters and may result in significant fluctuations in cash provided by operations. Historically, the Company has not experienced significant problems regarding the collection of accounts receivable. The Company has also generally financed its operations with cash generated by operations, with progress payments from customers and with borrowings under its bank credit facilities. Management anticipates that its cash balances, operating cash flows and available credit line will be adequate to fund anticipated capital commitments and working capital requirements for at least the next twelve months including the completion of the Company's consolidation of assembly, repair and spare parts operations into one facility in Connecticut and the expansion of its Houston, Texas facility.
The Company made capital expenditures of $.1 and $.4 million during the first quarter of fiscal 1997 and 1996, respectively.

     The Company has a worldwide multi-currency credit facility with a major U.S. bank in an amount of $20.0 million for direct borrowings and letters of credit and up to <pound-sterling>3.0 million for foreign exchange contracts. The facility contains limitations on direct borrowings and letters of credit combined based upon stipulated levels of accounts receivable, inventory and backlog. The facility also contains covenants specifying minimum and maximum thresholds for operating results and selected financial ratios. There were $7.5 million and $8.1 million of letters of credit outstanding at March 30, 1997 and December 31, 1996, respectively. The facility expires on December 31, 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (FAS 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of FAS 128 on the calculation of earnings per share is not expected to be material.

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

     pricing pressures from competitors and/or customers

     continued economic and political uncertainty in certain of the Company's markets the Company's ability to maintain and increase gross margin levels the Company's ability to generate positive cash

     other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission changes in business conditions, in general, and, in particular, in the businesses of the Company's customers and competitors.

                                    FARREL CORPORATION
                                    ------------------
                      STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                      ----------------------------------------------
                     (In thousands, except per share and share data)


                                                               Three Months Ended
                                                         -------------------------------
                                                         March 30,              March 31,
                                                           1997                   1996
                                                           ----                   ----

PRIMARY

Net (loss)/income applicable to common stock                ($106)                  $181
                                                       ===========            ===========

Weighted average number of common shares
outstanding during the period                           5,942,382              5,982,669

Stock option and purchase plans                             1,272                  2,508
                                                       -----------            -----------

Total common and common equivalent
shares outstanding                                      5,943,654              5,985,177

Net (loss)/income per common and common
equivalent share - primary                                ($0.02)                  $0.03
                                                       ===========            ===========


FULLY DILUTED

Net (loss)/income applicable to common stock                ($106)                  $181
                                                       ===========            ===========

Weighted average number of common shares
outstanding during the period                           5,942,382              5,985,177

Stock option and purchase plans                             1,272                  2,508
                                                       -----------            -----------

Total common and common equivalent
shares outstanding                                      5,943,654              5,987,685
                                                       ===========            ===========

Net (loss)/income per common and common
equivalent share - fully diluted                          ($0.02)                  $0.03
                                                       ===========            ===========


PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 4(a) Amendment to Credit Agreement between Farrel Corporation and Chase Manhattan Bank of Connecticut, N.A. and Chase Manhattan Bank of London dated April 23, 1997

Exhibit 11      (Regulation S-K) Computation of Earnings Per Share.

   See Page 10.

Exhibit 27      Financial Data Schedule

Reports on Form 8-K

     No Reports on Form 8-K were filed by the registrant during the periods covered by this report.

                                  SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                     FARREL CORPORATION
                                     REGISTRANT




DATE: MAY 9, 1996                   /S/ ROLF K. LIEBERGESELL
                                    -----------------------------------
                                    ROLF K. LIEBERGESELL
                                    CHIEF EXECUTIVE OFFICER, PRESIDENT
                                    AND CHAIRMAN OF THE BOARD





DATE: MAY 9, 1996                   /S/ CATHERINE M. BOISVERT
                                    -----------------------------------
                                    CATHERINE M. BOISVERT
                                    VICE PRESIDENT AND CONTROLLER
                                    (CHIEF ACCOUNTING OFFICER)