Form 10-Q
period 1997-06-29
FARREL CORP
filed 1997-08-12
CIK 34645

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                             FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 29,1997

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------
Commission file number    0 -19703
                       -----------

                          FARREL CORPORATION
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

          DELAWARE                                   22-2689245
-------------------------------                 -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

               25 MAIN STREET, ANSONIA, CONNECTICUT,  06401
           ----------------------------------------------------
           (Address of principal executive offices)  (Zip Code)

                            (203) 736-5500
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                           OUTSTANDING AT AUGUST 6, 1997
-------------------------------------     -----------------------------
Common Stock (Voting), $.01 par value                5,941,935

                               FARREL CORPORATION

                                     INDEX

                                                                     PAGE

Part I.     FINANCIAL INFORMATION

            Consolidated Balance Sheets -
            June 29, 1997 and December 31, 1996                        3

            Consolidated Statements of Operations -
            Three and Six Months Ended June 29, 1997
              and June 30, 1996                                        4

            Consolidated Statements of Cash Flows -
            Six Months Ended June 29, 1997
              and June 30, 1996                                        5

            Notes to Consolidated Financial Statements                 6

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     7-10

            Exhibit 11 - Computation of Earnings Per Share            11

Part II.    OTHER INFORMATION                                         12

                       PART I - FINANCIAL INFORMATION
                            FARREL CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)

                                                   JUNE 29,     DECEMBER 31,
                                                    1997           1996
ASSETS                                           (Unaudited)
  Current Assets:
    Cash and cash equivalents                      $8,711         $3,832
    Accounts receivable, net of allowance for
      doubtful accounts of  $339 and $464,
      respectively                                 11,188         19,189
    Inventory                                      16,337         14,187
    Other current assets                            2,864          2,979
                                                 --------       --------
       Total current assets                        39,100         40,187
    Property, plant and equipment - net
      of accumulated depreciation of $8,873
      and $8,357, respectively                      8,716          9,555
    Other Assets                                      874            989
                                                 --------       --------
       Total Assets                               $48,690        $50,731

LIABILITIES & STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                               $8,899        $11,058
    Accrued expenses & taxes payable                2,892          2,344
    Advances from customers                         5,635          4,865
    Accrued installation & warranty costs             796          1,360
    Dividend Payable                                  951            -
    Short - term debt                                 208            214
                                                 --------       --------
       Total current liabilities                   19,381         19,841
  Long - term debt                                    105            214
  Postretirement benefit obligation                 1,241          1,277
  Long-term pension obligation                        522            522
  Deferred income taxes                               296            324
  Commitments and contingencies                       -              -
                                                 --------       --------
       Total Liabilities                           21,545         22,178
                                                 --------       --------
  Stockholders' Equity:
     Preferred stock, par value $100,
       1,000,000 shares authorized,
       no shares issued                               -              -
     Common stock, par value $.01,
       10,000,000 shares authorized,
       6,142,106 shares issued                         61             61
     Paid in capital                               19,295         19,295
     Cumulative translation adjustment                (36)           232
     Treasury stock, 200,171 and 200,261
       shares at June 29, 1997 and
       December 31, 1996, respectively               (987)          (987)
     Retained earnings                              9,088         10,228
     Minimum pension liability                       (276)          (276)
                                                 --------       --------
       Total Stockholders' Equity                  27,145         28,553
                                                 --------       --------
Total Liabilities and Stockholders' Equity        $48,690        $50,731
                                                 ========       ========

See Accompanying Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                               THREE MONTHS ENDED        SIX MONTHS ENDED
                             June 29,     June 30,     June 29,     June 30,
                               1997         1996         1997      1996
                                 (unaudited)               (unaudited)
Net Sales                     $26,183      $13,196      $42,306     $31,061

Cost of sales                  20,839       10,378       33,624      23,884
                             --------     --------     --------    --------
Gross margin                    5,344        2,818        8,682       7,177

Operating expenses:

  Selling                       1,898        1,800        3,555       3,337

  General & administrative      1,873        2,449        3,636       4,360

  Research & development          383          519          773       1,042
                             --------     --------     --------    --------
Total operating expenses        4,154        4,768        7,964       8,739
                             --------     --------     --------    --------
Operating income/(loss)         1,190       (1,950)         718      (1,562)

Interest income/(expense),
  net                              32           (4)          76          39

Other income/(expense),
   net                            135           68          391         (23)
                             --------     --------     --------    --------
Income/(loss) before income
  taxes                         1,357       (1,886)       1,185      (1,546)

Provision/(benefit) for
  income taxes                    487         (716)         421        (557)
                             --------     --------     --------    --------
Net income/(loss)                $870      ($1,170)       $ 764       ($989)
                             ========     ========     ========    ========
Per share data:

Net income/(loss) per
  common share                  $0.15       ($0.20)       $0.13      ($0.17)
                            =========    =========    =========   =========
Average shares
  outstanding               5,943,207    5,972,757    5,943,207   5,977,713
                            =========    =========    =========   =========
   Dividends per share          $0.16        $0.00        $0.16       $0.06
                            =========    =========    =========   =========

See Accompanying Notes to Consolidated Financial Statements

                             FARREL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                                  SIX MONTHS ENDED
                                            JUNE 29,            JUNE 30,
                                              1997                1996
                                          (Unaudited)          (Unaudited)

Cash flows from operating activities:
  Net Income/(loss)                          $764                ($989)
  Adjustments to reconcile net
  income/(loss) to net cash provided
  by operating activities:
    Gain on disposal of fixed assets         (299)                 -
    Depreciation and amortization             811                  836
    Decrease in accounts receivable         7,751               13,365
    (Increase) in inventory                (2,277)              (4,288)
    (Decrease) in accounts payable         (2,002)              (5,720)
    Increase in customer advances             822                  197
    Increase/(decrease) in accrued
      expenses & taxes                         79               (2,749)
    (Decrease) in accrued installation
      and warranty costs                     (533)                (223)
    Increase/(decrease) in deferred
      income taxes                            168                 (130)
    Other                                     349                   20
                                           ------               ------
    Total adjustments                       4,869                1,308
                                           ------               ------
    Net cash provided by operating
      activities                            5,633                  319
                                           ------               ------
Cash flows from investing activities:
  Proceeds from disposal of fixed assets      547                  -
  Purchases of property, plant and
    equipment                                (262)                (911)
                                           ------               ------
  Net cash provided by/(used in)
    investing activities                      285                 (911)
Cash flows from financing activities:
  Repayment of long-term borrowings          (102)                 (95)
  Used for repurchase of common stock           -                  (59)
  Used for dividends paid                    (953)                (360)
                                           ------               ------
  Net cash (used in) financing
    activities                             (1,055)                (514)
Effect of foreign currency exchange
  rate changes on cash                         16                  (14)
                                           ------               ------
Net increase/(decrease) in cash and
  cash equivalents                          4,879               (1,120)
    Cash and cash equivalents -
      Beginning of period                   3,832                4,066
                                           ------               ------
    Cash and cash equivalents -
      End of period                        $8,711               $2,946
                                           ======               ======
Income taxes paid                             $58                 $684
                                           ======               ======
Interest paid                                  $1                  $29
                                           ======               ======

       See Accompanying Notes to Consolidated Financial Statements

                            Farrel Corporation
               Notes to Consolidated Financial Statements
                               (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the consolidated financial position of Farrel Corporation ("Farrel" or "the Company") as of June 29, 1997, the consolidated results of its operations for the three and six-month periods ended June 29, 1997 and June 30, 1996, and its consolidated cash flows for the six-month periods ended June 29, 1997 and June 30, 1996. These results are not necessarily indicative of results to be expected for the full fiscal year. The statements should be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report and Form 10-K for the year ended December 31, 1996.

NOTE 2 - INVENTORY

      Inventory is comprised of the following:

                                           JUNE 29,      DECEMBER 31,
                                             1997            1996
                                                (In thousands)

      Stock and raw materials.............. $7,696          $5,905
      Work-in process......................  8,641           8,282
                                           -------         -------
      Total................................$16,337         $14,187
                                           =======         =======

PART I - ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION & RESULTS OF OPERATIONS

Results of Operations

Six Months Ended June 29, 1997 Compared To Six Months Ended June 30, 1996

Year to date net sales in 1997 and 1996 were $42.3 million and $31.1 million, respectively. This increase is largely due to the timing of when customer orders shipped in each period were received. A substantial portion of the 1997 shipments reflect orders received in 1996 when the Company's order intake was higher than received in prior years. Management considers the markets served by the Company's products to be extremely competitive and to some extent, affected by continuing uncertainty in Eastern Europe and the Middle East. Far Eastern markets are particularly competitive and difficult to penetrate. Certain Asian countries are experiencing currency instability which is contributing to uncertainty in the region. Many rubber manufacturers also continue to operate at less than full capacity. Management anticipates that the markets served by the Company's products will remain extremely competitive and that those markets characterized by economic and political uncertainty will likely continue to be affected by such conditions.

The Company received $35.0 million in orders during the first six months of 1997 compared to $53.9 million during the same period of 1996 when the Company received several individually large orders. In the case of major equipment orders, up to 12 months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may represent orders received in the current or previous fiscal quarters. In addition, the cyclical nature of industry demand and, therefore, order intake, may affect the Company's quarterly results of operations. The Company's ability to maintain and increase net sales depends upon a strengthening and stability in the Company's traditional markets. There can be no assurance that any such improvement will lead to increased orders for the Company's products. Backlog considered firm by management at June 29, 1997 was $42.9 million compared to $50.2 million at December 31, 1996 and $52.5 million at the end of the second quarter of 1996. Backlog at August 6, 1997 was $46.7 million.

Year to date gross margin in 1997 and 1996 was $8.7 million and $7.2 million, respectively. The margin percentage declined to 20.5% from 23.1% largely due to the mix of products sold in the two periods and to continued stiff competition. The 1997 shipments also include a higher relative proportion of new machine sales than in 1996 which generate lower margins than the Company's more profitable spare parts, rebuild and repair business. Lastly, the 1997 margin results reflect the impact of a $.8 million increase in commissions on shipments to markets in the world where the Company must use outside representatives in addition to its sales force to conduct business. Market conditions continue to exert significant pressure on margins, a trend which is expected to continue in the foreseeable future.

Year to date operating expenses were reduced $.7 million to $8.0 million in 1997 compared to 1996. The decline in administrative costs is largely due to reduced legal and other outside professional costs. The increase in selling expenses in the second quarter of 1997 is largely attributed to increased marketing programs including costs to attend the premier plastic industry convention in the United States, which occurs every three years. Research and development expenses declined primarily as a result of reduced headcount. Lastly, the reduction in operating costs is also due to continuing efforts to strictly control expenses.

Other income, net of other expense, includes approximately $.5 million from the disposal of machinery and equipment the Company will no longer use, as a result of consolidating its domestic assembly, repair and spare parts operations, from two Connecticut facilities, to available space in one (expected to be completed in October, 1997). This consolidation is intended to reduce costs. Whether savings actually materialize, and the size of such savings, cannot be predicted with certainty. This action will make the Company's Derby, Connecticut facility available for sale. Whether this facility can be sold or leased and the proceeds that might be realized also cannot be predicted with certainty. The remaining book value of this facility and related machinery and equipment is included in Other Assets. No loss on the disposal of the assets is anticipated at this time, and, as a result, no provision for loss has been made. It is possible that proceeds from their disposal may be less than the remaining book value in the near term, at which point in time a loss will be recorded.

The impact of foreign currency on the consolidated results of operations for 1997 compared to 1996 was not material. The effective income tax rate in 1997 and 1996 was 35.5% and 36.1%, respectively. The relatively low 1997 tax rate results from combining foreign income with a domestic loss. The Company provides for income taxes in the jurisdictions in which it pays income taxes at the statutory rates in effect in each jurisdiction adjusted for differences in providing for income taxes for financial reporting and income tax purposes.

Three Months Ended June 29, 1997 Compared To Three Months Ended June 30, 1996.

Net sales for the second quarter of 1997 were $26.2 million, compared to the $13.2 million for the second quarter of 1996. Order intake in the second quarter of 1997 was $19.4 million compared to $36.3 million in the second quarter of 1996. Sales, orders and backlog levels varied when comparing the two quarters due to the same reasons previously discussed.

Gross margin in the second quarter of the current year was $5.3 million compared to $2.8 million in the second quarter of 1996 and the margin percentage decreased to 20.4% from 21.4%, respectively. These variations in margin dollars and percentages are also attributed to the same reasons previously discussed.

Total operating expenses declined from $4.8 million in the second quarter of 1996 to $4.2 million in the second quarter of 1997. Administrative costs are lower due to reduced compensation and outside professional costs. The changes in selling and research and development costs are due to the reasons previously discussed. Lastly, the reduction in operating costs is also due to continuing efforts to strictly control expenses.

Other income, net of other expense, includes approximately $.2 million from the disposal of machinery and equipment resulting from the consolidation of the Company's domestic operations, also previously discussed.

The impact of foreign currency on the consolidated results of operations for the second quarter of 1997 compared to 1996 was not material. The tax rate in the second quarter of 1997 and 1996 was 35.9% and 38.0%, respectively. The 1997 rate is relatively low due to the effect of consolidating a domestic loss with foreign income.

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

In June 1997 the agreement with the Company's unionized employees expired without a new agreement being reached. At that time the unionized employees unit went on strike for approximately one week. They have returned to work and continue to work without a new agreement. The Company and the unionized employees continue negotiations with the expectation that an agreement will be reached in due course.

Liquidity and Capital Resources; Capital Expenditures

Working capital and the working capital ratio at June 29, 1997 was $19.7 million and 2.0 to 1, respectively, compared to $20.3 million and 2.0 to 1, respectively, at December 31, 1996. During the first six months of 1997 the Company paid a dividend of $.16 per share. The Company has also declared dividends of $.16 per share to be paid in the third and fourth quarters of 1997. The Company's ability to pay dividends in the future is generally limited under its credit facility described below to the aggregate of (a) 25% of net income during the most recently completed four fiscal quarters after deducting distributions previously made and (b) purchases by the Company of its common stock during the same period, without the consent of and/or waiver by the Company's bank. The Company received a waiver from its bank with respect to these dividends.

Due to the nature of the Company's business, many sales are of a large dollar amount. Consequently, the timing of recording such sales may cause the balances in accounts receivable and/or inventory to fluctuate dramatically between quarters and may result in significant fluctuations in cash provided by operations. Historically, the Company has not experienced significant problems regarding the collection of accounts receivable. The Company has also generally financed its operations with cash balances, cash generated by operations, progress payments from customers and with borrowings under its bank credit facilities. The Company made capital expenditures of $.3 and $.9 million during the first six months of 1997 and 1996, respectively.

The Company has a worldwide multi-currency credit facility with a major U.S. bank in an amount up to $20.0 million for direct borrowings and letters of credit and up to <pound-sterling>3.0 million for foreign exchange contracts. The facility contains limitations on direct borrowings and letters of credit combined based upon stipulated levels of accounts receivable, inventory and backlog. The facility contains covenants specifying minimum and maximum thresholds for operating results and selected financial ratios. There were $6.2 million and $8.1 million of letters of credit outstanding at June 29, 1997 and December 31, 1996, respectively. The facility expires on December 31, 1999.

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

Safe Harbor Statements under Private Securities Litigation Reform Act of 1995

Certain statements contained in the Company's public documents, including this report and in particular, in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be forward looking and may be subject to a variety of risks and uncertainties. Various factors could cause actual results to differ materially from these statements. These factors include, but are not limited to, the following:

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

                                                                    EXHIBIT 11
                           FARREL CORPORATION
             STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
             (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                Three Months Ended      Six Months Ended
                               June 29,    June 30,     June 29,     June 30,
                                 1997        1996         1997         1996
PRIMARY

Net income/(loss) applicable
  to common stock                 $870     ($1,170)         $764       ($989)
                             =========   ==========     ========   ==========
Weighted average number of
  common shares outstanding
  during the period          5,941,935   5,972,757     5,941,935   5,977,713

Stock option and purchase
  plans                          1,272           0         1,272           0
                             ---------   ----------    ---------   ---------

Total common and common
  equivalent shares
  outstanding                5,943,207   5,972,757     5,943,207   5,977,713

Net income/(loss) per
  common and common
  equivalent share -
  primary                       $0.15       ($0.20)        $0.13      ($0.17)
                             =========   ==========     ========   ==========

FULLY DILUTED

Net income/(loss)
  applicable to common
  stock                          $870      ($1,170)         $764       ($989)
                             =========   ==========     ========   ==========
Weighted average number
  of common shares
  outstanding during
  the period                5,941,935    5,972,757     5,941,935   5,977,713

Stock option and
  purchase plans                1,272            0         1,272           0
                             ---------   ----------    ---------   ---------
Total common and
  common equivalent shares
  outstanding               5,943,207    5,972,757     5,943,207   5,977,713
                            =========    ==========    =========   ==========

Net income/(loss) per
  common and common
  equivalent share -
  fully diluted                 $0.15       ($0.20)       $0.13       ($0.17)
                            =========    ==========    =========   ==========

PART II - OTHER INFORMATION


ITEM 2 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting was held on May 23, 1997, during which Glenn J. Angiolillo, Charles S. Jones, and Alberto Shaio were elected as directors, each by a vote of 5,545,300 with 239,724 withheld. Rolf K. Liebergesell, Howard J. Aibel and James A. Purdy continued as directors.

The selection of Ernst & Young LLP, to serve as the Company's independent accountant for the fiscal year ending December 31, 1997 was ratified by a vote of 5,777,108 for ratification, 7,516 against ratification and 400 abstentions.

The Company's 1997 Omnibus Stock Option Plan was approved by a vote of 4,802,376 for, 948,371 against and 754,277 withheld. The Company's 1997 Employees' Stock Purchase Plan was approved by a vote of 4,218,508 for, 812,639 against and 753,877 withheld.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       Exhibit 11 - (Regulation S-K) Computation of Earnings Per Share.

       See Page  11.

       Exhibit 27 - Financial Data Schedule

       Reports on Form 8-K

       The Company filed a Form 8-K, reporting on Item 5, on June 18,1997.

                                  SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                  FARREL CORPORATION
                                  REGISTRANT




DATE: AUGUST  6, 1997             /S/ ROLF. K LIEBERGESELL
      ---------------             -----------------------------------------
                                      ROLF K. LIEBERGESELL
                                      CHIEF EXECUTIVE OFFICER,
                                      PRESIDENT AND CHAIRMAN OF THE BOARD



DATE: AUGUST  6, 1997             /S/ CATHERINE M. BOISVERT
      ---------------             -----------------------------------------
                                      CATHERINE M. BOISVERT
                                      VICE PRESIDENT AND CONTROLLER
                                      (CHIEF ACCOUNTING OFFICER)