Form 10-Q
period 1997-06-28
FARREL CORP
filed 1997-11-10
CIK 34645

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended September 28,1997


                                      OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------   ------------------
Commission file number    0 -19703
                      ----------------

                              FARREL CORPORATION
        -----------------------------------------------------------
          (Exact name of registrant as specified in its charter)

             DELAWARE                                   22-2689245
             --------                                   ----------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                 25 Main Street, Ansonia, Connecticut, 06401
                 -------------------------------------------
             (Address of principal executive offices) (Zip Code)

                                (203) 736-5500
              (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----   -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
                     ------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                              OUTSTANDING AT November 5, 1997
------------------------------------------------------------------------------

Common Stock (Voting), $.01 par value                      5,942,482

                              FARREL CORPORATION


                                     INDEX

                                                                          PAGE

Part I.    FINANCIAL INFORMATION
           ---------------------

           Consolidated Balance Sheets -
           September 28, 1997 and December 31, 1996                         3

           Consolidated Statements of Operations -
           Three and Six Months Ended September 28, 1997
             and September 29, 1996                                         4

           Consolidated Statements of Cash Flows -
           Six Months ended September 28, 1997
             and September 28, 1996                                         5

           Notes to Consolidated Financial Statements                       6

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           7-10

           Exhibit 11 - Computation of Earnings Per Share                  11

Part II.   OTHER INFORMATION                                               12
           -----------------

                              Part I - Financial Information

                                     FARREL CORPORATION
                                     ------------------
                                CONSOLIDATED BALANCE SHEETS
                             ---------------------------------
                             (In thousands, except share data)



                                                       September 28,         December 31,
                                                           1997                  1996
                                                       -------------         ------------
                                                        (Unaudited)
ASSETS
   Current Assets:
      Cash and cash equivalents                            $3,576                $3,832
      Accounts receivable, net of allowance
        for doubtful accounts of $335 and
        $464, respectively                                 15,439                19,189
      Inventory                                            16,048                14,187
      Other current assets                                  1,192                 2,979
                                                         ---------             ---------
                Total current assets                       36,255                40,187

      Property, plant and equipment - net
         of accumulated depreciation of
         $9,524 and $8,357, respectively                    9,370                 9,555
      Other Assets                                            778                   989
                                                         ---------             ---------
                Total Assets                              $46,403               $50,731
                                                         =========             =========

LIABILITIES & STOCKHOLDERS' EQUITY
   Current Liabilities:
      Accounts payable                                     $9,320               $11,058
      Accrued expenses & taxes payable                      1,543                 2,344
      Advances from customers                               4,785                 4,865
      Accrued installation & warranty costs                 1,102                 1,360
      Dividend Payable                                        953                     -
      Short-term debt                                         201                   214
                                                         ---------             ---------
                 Total current liabilities                 17,904                19,841

   Long-term debt                                             101                   214
   Postretirement benefit obligation                        1,226                 1,277
   Long-term pension obligation                               522                   522
   Deferred income taxes                                      136                   324
   Commitments and contingencies                                -                     -
                                                         ---------             ---------
                 Total Liabilities                         19,889                22,178
                                                         ---------             ---------

   Stockholders' Equity:
      Preferred stock, par value $100,
      1,000,000 shares authorized, no
      shares issued                                             -                     -
   Common stock, par value $.01,
      10,000,000 shares authorized,
      6,142,106 shares issued                                  61                    61
   Paid in capital                                         19,295                19,295
   Cumulative translation adjustment                         (427)                  232
   Treasury stock, 200,171 and 200,261 shares
      at September 28, 1997 and December 31,
      1996, respectively                                     (987)                 (987)
   Retained earnings                                        8,848                10,228
   Minimum pension liability                                 (276)                 (276)
                                                         ---------             ---------
                  Total Stockholders' Equity               26,514                28,553
                                                         ---------             ---------
Total Liabilities and Stockholders' Equity                $46,403               $50,731
                                                         =========             =========


                See Accompanying Notes to Consolidated Financial Statements

                                            FARREL CORPORATION
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             -----------------------------------------------
                             (In thousands, except per share and share data)


                                              Three Months Ended                 Nine Months Ended
                                              ------------------                 -----------------
                                       September 28,      September 29,     September 28,     September 29,
                                           1997               1996              1997               1996
                                           ----               ----              ----               ----
                                                 (Unaudited)                          (Unaudited)

Net Sales                                 $21,955             $18,081           $64,261            $49,142

Cost of sales                              16,526              13,940            50,150             37,824
                                       -----------         -----------       -----------        -----------

Gross margin                                5,429               4,141            14,111             11,318

Operating expenses:

   Selling                                  1,739               1,638             5,294              4,975

   General & administrative                 2,111               2,028             5,747              6,388

   Research & development                     381                 483             1,153              1,525
                                       -----------         -----------       -----------        -----------

Total operating expenses                    4,231               4,149            12,194             12,888
                                       -----------         -----------       -----------        -----------


Operating income/(loss)                     1,198                  (8)            1,917             (1,570)

Interest income/(expense), net                 45                 (12)              122                 26

Other income/(expense), net                   (25)                (81)              364               (104)
                                       -----------         -----------       -----------        -----------

Income/(loss) before income taxes           1,218                (101)            2,403             (1,648)

Provision/(benefit) for income taxes          506                 (76)              927               (634)
                                       -----------         -----------       -----------        -----------

Net income/(loss)                            $712                ($25)           $1,476            ($1,014)
                                       ===========         ===========       ===========        ===========

Per share data:

Net income/(loss) per common share          $0.12               $0.00             $0.25             ($0.17)
                                       ===========         ===========       ===========        ===========

Average shares outstanding              5,954,869           5,962,876         5,958,385          5,971,312
                                       ===========         ===========       ===========        ===========

   Dividends per share                      $0.16               $0.00             $0.32              $0.06
                                       ===========         ===========       ===========        ===========

                   See Accompanying Notes to Consolidated Financial Statements

                                         FARREL CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                               -------------------------------------
                                            (In thousands)


                                                                         Nine Months Ended
                                                                         -----------------
                                                                   September 28,     September 29,
                                                                       1997               1996
                                                                       ----               ----
                                                                   (Unaudited)        (Unaudited)

Cash flows from operating activities:

  Net Income/(loss)                                                   $1,476            ($1,014)

  Adjustments to reconcile net (loss)/income to net

  Cash provided/(used in) by operating activities:
    Gain on disposal of fixed assets                                    (637)                 -
    Depreciation and amortization                                      1,241              1,214
    Decrease in accounts receivable                                    3,338             12,245
    (Increase) in inventory                                           (2,185)            (2,926)
    (Decrease) in accounts payable                                    (1,449)            (6,870)
    Increase in customer advances                                         28              1,199
    Increase/(decrease) in accrued expenses & taxes                        4             (1,833)
    (Decrease) in accrued installation and warranty costs               (213)               (74)
    Increase/(decrease) in deferred income taxes                         123               (338)

  Other                                                                  692               (460)
                                                                    ---------          ---------
  Total adjustments                                                      942              2,157
                                                                    ---------          ---------
  Net cash provided by operating activities                            2,418              1,143
                                                                    ---------          ---------

Cash flows from investing activities:

  Proceeds from disposal of fixed assets                                 866                  -

  Purchases of property, plant and equipment                          (1,394)            (1,141)
                                                                    ---------          ---------
  Net cash (used in) investing activities                               (528)            (1,141)

Cash flows from financing activities:

  Repayment of long-term borrowings                                     (102)               (96)

  Used for repurchase of common stock                                      0               (115)

  Used for dividends paid                                             (1,903)              (360)
                                                                    ---------          ---------
  Net cash (used in) financing activities                             (2,005)              (571)

Effect of foreign currency exchange rate changes on cash                (141)               (24)
                                                                    ---------          ---------

Net (decrease) in cash and cash equivalents                             (256)              (593)

  Cash and cash equivalents - Beginning of period                      3,832              4,066
                                                                    ---------          ---------
  Cash and cash equivalents - End of period                           $3,576             $3,473
                                                                    =========          =========
Income taxes paid                                                       $741               $684
                                                                    =========          =========
Interest paid                                                             $4                $29
                                                                    =========          =========


                   See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the consolidated financial position of Farrel Corporation ("Farrel" or "the Company") as of September 28, 1997, the consolidated results of its operations for the three and nine-month periods ended September 28, 1997 and September 29, 1996, and its consolidated cash flows for the nine-month periods ended September 28, 1997 and September 29, 1996. These results are not necessarily indicative of results to be expected for the full fiscal year. The statements should be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report and Form 10-K for the year ended December 31, 1996.

NOTE 2 - INVENTORY

Inventory is comprised of the following:

                                             SEPTEMBER 28,       DECEMBER 31,
                                                 1997                1996
                                             -------------       ------------
                                                       (In thousands)
     Stock and raw materials..............       $9,021              $5,905
     Work-in process......................        7,027               8,282
                                                -------             -------
     Total................................      $16,048             $14,187
                                                =======             =======

PART I - ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION & RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 28, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 29, 1996

Year-to-date net sales in 1997 and 1996 were $64.3 million and $49.1 million, respectively. A substantial portion of the 1997 shipments reflects orders received in 1996 when the Company's order intake was higher than that experienced in prior years. Management still considers the markets served by the Company's products to be extremely competitive and, to some extent, affected by continuing uncertainty in Eastern Europe and the Middle East. Far Eastern markets are particularly competitive and volatile at this time. Certain South East Asian countries are experiencing currency instability which contributes to uncertainty in the region. Many rubber manufacturers also continue to operate at less than full capacity. Management anticipates that the markets served by the Company's products will remain extremely competitive and that those markets characterized by economic and political uncertainty will likely continue to be affected by such conditions.

The Company received $53.9 million in orders during the first nine months of 1997 compared to $80.5 million during the same period of 1996 when the Company received several individually large orders. In the case of major equipment orders, up to 12 months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may represent orders received in the current or previous fiscal quarters. In addition, the cyclical nature of industry demand and, therefore, order intake, may affect the Company's quarterly results of operations. The Company's ability to maintain and increase net sales depends upon a strengthening and stability in the Company's traditional markets. There can be no assurance that any such improvement will lead to increased orders for the Company's products. Backlog considered firm by management at September 28, 1997 was $39.8 million compared to $50.2 million at December 31, 1996 and $52.5 million at the end of the third quarter of 1996. Backlog at November 5, 1997 was $43.2 million.

Year-to-date gross margin in 1997 and 1996 was $14.1 million and $11.3 million, respectively. Gross margin increased as a result of the higher sales volume while the margin percentage declined to 22.0% from 23.0%. This decline is largely due to the mix of products sold in the two periods and to continued stiff competition. The 1997 year-to-date shipments also include a higher relative proportion of new machine sales than in 1996 which generate lower margins than the Company's more profitable spare parts, rebuild and repair business. Lastly, the 1997 margin results reflect the impact of a $.7 million increase in commissions on shipments to markets in the world where the Company must use outside representatives in addition to its sales force to conduct business. Market conditions continue to exert significant pressure on margins, a trend which is expected to continue in the foreseeable future.

Year-to-date operating expenses were reduced $.7 million to $12.2 million in 1997 compared to 1996. The decline in administrative costs is largely due to reduced investment banking fees. The increase in selling expenses is largely attributed to increased marketing programs including costs to attend the premier plastic industry convention in the United States, which occurs every three years. Research and development expenses declined primarily as a result of reduced headcount. Lastly, the reduction in operating costs is also due to continuing efforts to strictly control expenses.

Other income, net of other expense, includes approximately $.6 million from the disposal of machinery and equipment the Company will no longer use which results from consolidating its two Connecticut facilities into one single facility. The consolidation has been substantially completed. The consolidation is intended to reduce costs, the size of which cannot be predicted with certainty. This action will make the Company's Derby, Connecticut facility available for sale. Whether this facility can be sold or leased and the proceeds that might be realized also cannot be predicted with certainty. The remaining book value of this facility and related machinery and equipment is included in Other Assets. No loss on the disposal of the assets is anticipated at this time, and, as a result, no provision for loss has been made. It is unlikely that proceeds from their disposal will be less than the remaining book value, but if they are, a loss will be recorded at that time.

The impact of foreign currency on the consolidated results of operations for 1997 compared to 1996 was not material. The effective income tax rates in 1997 and 1996 were 38.6% and 38.5%, respectively. The Company provides for income taxes in the jurisdictions in which it pays income taxes at the statutory rates in effect in each jurisdiction adjusted for differences in providing for income taxes for financial reporting and income tax purposes.

THREE MONTHS ENDED SEPTEMBER 28, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 29, 1996.

Net sales for the third quarter of 1997 were $22.0 million, compared to the $18.1 million for the third quarter of 1996. Order intake in the third quarter of 1997 was $18.9 million compared to $26.6 million in the third quarter of 1996. Sales, orders and backlog levels varied when comparing the two quarters due to the same reasons previously discussed.

Gross margin in the third quarter of the current year was $5.4 million compared to $4.1 million in the third quarter of 1996 and the margin percentage increased to 24.7% from 22.9%, respectively. The increase in margin dollars is attributed to the increased volume of shipments. The margin percentage changed due to the same reasons previously indicated and because shipments in the U.S. grew at a faster rate than fixed manufacturing costs.

Total operating expense incurred in the third quarter of each year was $4.2 million. Administrative costs are higher due to increased outside professional services. The changes in selling and research and development costs are due to the reasons previously discussed. Lastly, the reduction in operating costs is also due to continuing efforts to strictly control expenses.

Other income, net of other expense, includes approximately $.1 million from the disposal of machinery and equipment resulting from the consolidation of the Company's domestic operations, also previously discussed.

The impact of foreign currency on the consolidated results of operations for the third quarter of 1997 compared to 1996 was not material. The tax rate in the current years' third quarter was 41.5%. Due to the relatively small level of pre-tax loss in the third quarter of 1996 and the effect of consolidating domestic and foreign results, the Company recorded a larger than normal tax benefit.

MATERIAL CONTINGENCIES

In 1995, the Company and Black & Decker entered into a Settlement Agreement pursuant to which Black & Decker agreed to assume full responsibility for the investigation and remediation of any pre-May, 1986 environmental contamination at the Company's Ansonia and Derby facilities as required by the Connecticut Department of Environmental Protection (DEP). As part of the settlement, the Company transferred by quit claim deed a vacant surfaced parking lot to the City of Ansonia. As required by the Settlement Agreement, a preliminary environmental assessment of the Company's properties in Ansonia and Derby, Connecticut has been conducted by Black & Decker. On the basis of the preliminary data now available there is no reason to believe that any remediation activities which might be required as a result of the findings of the assessment will have a material effect upon the capital expenditures, earnings or the competitive position of the Company. This forward looking statement could, however, be influenced by the results of any further investigation which the DEP might require, by DEP's conclusions and requirements based upon its review of complete information when such is available, unanticipated discoveries, the possibility that new or different environmental laws might be adopted and the possibility that further regulatory review or litigation might become necessary or appropriate.

In June 1997 the agreement with the Company's unionized employees expired without a new agreement being reached. At that time the unionized employees went on strike for one week. They returned to work and continued to work without a new agreement. The Company and the unionized employees have now reached agreement on the terms of a new contract.

LIQUIDITY AND CAPITAL RESOURCES; CAPITAL EXPENDITURES

Working capital and the working capital ratio at September 28, 1997 was $18.4 million and 2.0 to 1, respectively, compared to $20.3 million and 2.0 to 1, respectively, at December 31, 1996. During the first nine months of 1997 the Company has paid $.32 per share in dividends. The Company has also declared a dividend of $.16 per share to be paid in the fourth quarter of 1997. The Company's ability to pay dividends in the future is generally limited under its credit facility described below to the aggregate of (a) 25% of net income during the most recently completed four fiscal quarters after deducting distributions previously made and (b) purchases by the Company of its common stock during the same period, without the consent of and/or waiver by the Company's bank. The Company received a waiver from its bank with respect to these dividends.

Due to the nature of the Company's business, many sales are of a large dollar amount. Consequently, the timing of recording such sales may cause the balances in accounts receivable and/or inventory to fluctuate dramatically between quarters and may result in significant fluctuations in cash provided by operations. Historically, the Company has not experienced significant problems regarding the collection of accounts receivable. The Company has also generally financed its operations with cash balances, cash generated by operations, progress payments from customers and with borrowings under its bank credit facilities. The Company made capital expenditures of $1.4 and $1.1 million during the first nine months of 1997 and 1996, respectively.

The Company has a worldwide multi-currency credit facility with a major U.S. bank in an amount up to $20.0 million for direct borrowings and letters of credit and up to <pound-sterling>3.0 million for foreign exchange contracts. The facility contains limitations on direct borrowings and letters of credit combined based upon stipulated levels of accounts receivable, inventory and backlog. The facility contains covenants specifying minimum and maximum thresholds for operating results and selected financial ratios. There were $11.9 million and $8.1 million of letters of credit outstanding at September 28, 1997 and December 31, 1996, respectively. The facility expires on December 31, 1999.

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

                                                                                                            Exhibit 11

                                                       FARREL CORPORATION
                                                       ------------------
                                         STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                                         -----------------------------------------------
                                         (In thousands, except per share and share data)
                                         -----------------------------------------------

                                                           Three Months Ended                  Six Months Ended
                                                           ------------------                  ----------------
                                                    September 28,      September 29,     September 28,     September 29,
                                                        1997               1996              1997               1996
                                                        ----               ----              ----               ----


Primary
-------
Net income/(loss) applicable to common stock             $712                ($25)           $1,476             ($1,014)
                                                  ============        ============      ============       =============

Weighted average number of common shares
  outstanding during the period                     5,949,457           5,962,876         5,952,973           5,971,312

Stock option and purchase plans                         5,412                   0             5,412                   0
                                                  ------------        ------------      ------------       -------------

Total common and common equivalent shares
  outstanding                                       5,954,869           5,962,876         5,958,385           5,971,312

Net income/(loss) per common and common
  equivalent share - primary                            $0.12              ($0.00)            (0.25)             ($0.17)
                                                  ============        ============      ============       =============

Fully Diluted
-------------

Net income/(loss) applicable to common stock             $712                ($25)           $1,476             ($1,014)
                                                  ============        ============      ============       =============

Weighted average number of common shares
  outstanding during the period                     5,949,457           5,962,876         5,952,973           5,971,312

Stock option and purchase plans                         5,412                   0             5,412                   0
                                                  ------------        ------------      ------------       -------------

Total common and common equivalent shares
  outstanding                                       5,954,869           5,962,876         5,958,385           5,971,312
                                                  ============        ============      ============       =============

Net income/(loss) per common and common
  equivalent share - fully diluted                      $0.12              ($0.00)            $0.25              ($0.17)
                                                  ============        ============      ============       =============

PART II - OTHER INFORMATION


ITEM 2 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       Exhibit 11 - (Regulation S-K) Computation of Earnings Per Share.

   See Page  10.

       Exhibit 27 - Financial Data Schedule

       Reports on Form 8-K

   No such reports were filed by the Company during the third quarter of 1997.

                                 SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                 FARREL CORPORATION
                                 ------------------
                                 REGISTRANT




 DATE: NOVEMBER 5, 1997       /S/ ROLF. K LIEBERGESELL
       ----------------       ----------------------------------------
                              ROLF K. LIEBERGESELL
                              CHIEF EXECUTIVE OFFICER,
                              PRESIDENT AND CHAIRMAN OF THE BOARD





 DATE: NOVEMBER 5, 1997       /S/ CATHERINE M. BOISVERT
       ----------------       ----------------------------------------
                              CATHERINE M. BOISVERT
                              VICE PRESIDENT AND CONTROLLER
                              (CHIEF ACCOUNTING OFFICER)