Form 10-Q/A
period 1997-09-28
FARREL CORP
filed 1997-12-18
CIK 34645

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                      TO
                                   FORM 10-Q

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

                              EXPLANATORY NOTE

     This amendment to the Quarterly Report on Form 10-Q of Farrel Corporation for the quarter ended September 28, 1997 is being filed to correct a typographical error in a caption in Exhibit 11.

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
                                                  ============        ============      ============       =============

PART II - OTHER INFORMATION


ITEM 2 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       Exhibit 11 - (Regulation S-K) Computation of Earnings Per Share.

   See Page  3.

       Reports on Form 8-K

   No such reports were filed by the Company during the third quarter of 1997.

                                 SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO ITS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                 FARREL CORPORATION
                                 ------------------
                                 REGISTRANT




 DATE: NOVEMBER  13, 1997       /S/ ROLF. K LIEBERGESELL
       ----------------       ----------------------------------------
                              ROLF K. LIEBERGESELL
                              CHIEF EXECUTIVE OFFICER,
                              PRESIDENT AND CHAIRMAN OF THE BOARD





 DATE: NOVEMBER  13, 1997       /S/ CATHERINE M. BOISVERT
       ----------------       ----------------------------------------
                              CATHERINE M. BOISVERT
                              VICE PRESIDENT AND CONTROLLER
                              (CHIEF ACCOUNTING OFFICER)