Form 10-K
period 1997-12-31
FARREL CORP
filed 1998-03-31
CIK 34645

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1997
                                                                 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                       to
                               ---------------------    --------------------
Commission file number              0-19703
                      ----------------------------------------------------------
                               FARREL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             22-2689245
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S.  employer
 incorporation or organization)                             identification no.)


    25 Main Street, Ansonia, Connecticut                             06401
--------------------------------------------------------------------------------
    (Address of principal executive offices)                      (Zip code)

(Registrant's  telephone number,  including area code) (203) 736-5500
                                                      --------------------------
Securities registered pursuant to Section 12(b) of the Act:

      Title of each class            Name of each exchange on which registered
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

    Common Stock $.01 Par Value                                 NASDAQ
--------------------------------------------------------------------------------
                                (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x No   .
   --   --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1998 was $17,159,191.

The number of shares outstanding of the registrant's common stock as of March 20, 1998 was 5,942,582 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 20, 1998, are incorporated by reference into Part III.

                     Exhibit Index Appears on Pages 40 - 41

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

         The Company's rubber processing equipment is primarily sold to tire manufacturers and manufacturers of rubber goods, such as sheet products, molded products, automotive components, footwear and wire and cable. In the plastics processing industry, the Company's equipment is primarily sold to commodity plastics producers and compounders of plastics. The Company markets its products through its strategically located domestic and international sales and service organization.

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

         During 1996 the Company ceased component manufacturing operations in its Derby, Connecticut facility and consolidated all component manufacturing activities in its Rochdale, England facility. During 1997, the Company completed the consolidation of its domestic assembly, repair and spare parts operations in Ansonia, Connecticut and improvements to its repair facility in Texas.

         During 1996 the Company also reorganized its domestic marketing, sales and engineering efforts along the lines of the two major industries served by the Company's products, rubber and plastic. Management considers this realignment of resources to have enabled the Company to better concentrate its efforts on each industry. The enhanced focus on customer needs in each industry allows the Company's personnel to specialize in the applications of the Company's machines needed for each industry and to better service the needs of the Company's customers.

          In continuing the Company's strategy to expand its markets, on December 19, 1997, the Company acquired selected assets of the Francis Shaw Rubber Machinery ("Shaw") business in England for the production of INTERMIX [registered trademark] internal mixers with intermeshing rotors, extruders and related equipment. The products serve principally the technical rubber goods manufacturers and the tire industry. The internal mixers produced by Shaw are essentially similar to the Company's BANBURY [registered trademark] internal mixers, differing only in the configuration of the mixing rotors. The combined complimentary product lines provide the Company with global access to all rubber products manufacturers, thereby increasing market share. The acquisition included a backlog of $6 million all of which is expected to ship during 1998.

         The operations of Shaw are currently conducted in manufacturing and office facilities located in Manchester, England. The Company intends to consolidate the operations of Shaw into manufacturing and administrative facilities in Rochdale, England. The Company intends to shift from highly integrated manufacturing processes, to increased outsourcing consistent with current Company operations. The current Rochdale facilities are believed to be sufficient to absorb the anticipated volume without major disruption.

         The Company has developed a preliminary plan to transition and integrate Shaw operations. The asset purchase agreement provides for an operating and lease agreement for a two year period ending December 19, 1999 to complete the transition. The Company is evaluating the impact on production techniques, physical facilities, employee base, sales force, sales methods, customer base and terms of the purchase agreement in adopting a plan to integrate Shaw operations. It is intended that the consolidation will be accomplished in the first half of 1999. Significant to the purchase price and short term operations is a guarantee from the Seller that the acquired assets will generate a pre-tax profit (as defined in the agreement) of at least [Pounds] 1.0 million for fiscal 1998. The asset purchase agreement provides that any shortfall in this amount will be paid to the Company by the Seller and represent a reduction in the purchase price. See Note 2 to the Consolidated Financial Statements.

Industry Overview

         The Company's products are used primarily by manufacturers of rubber and plastic materials and products. The rubber and plastics processing industries are global in nature and intensely competitive. Both industries are cyclical in nature, with capital equipment purchases characterized by long lead times between orders and shipments.

         In the rubber industry, the major users of the Company's machinery are tire manufacturers and manufacturers of rubber goods such as sheet products, molded products, automotive components, footwear and wire and cable. There are approximately 50 tire manufacturers in the world, six of which account for a majority of total worldwide tire production. Demand in the tire and rubber industry is influenced by, among other things, general economic conditions and growth in sales of automobiles and trucks as well as overall truck tonnage and mileage driven. The industry trend is to shift production capacities into low cost and emerging regions, creating potential opportunities in the future.

         In the plastics industry, the Company serves two primary groups of customers: commodity plastics producers (typically large petrochemical companies) and value-added compounders of plastics. The commodity plastics processed by machinery manufactured by the Company are primarily polyethylene, polypropylene, polyvinyl chloride and polystyrene. A large portion of the market is controlled by a few major producers who license their technologies to other producers worldwide. These licensees are potential customers for the Company's products and services. Industry performance is related to, among other things, consumer spending and general economic conditions. The plastics compounding market consists of those companies that mix large volumes of plastics in a relatively small number of formulations, companies which perform specialty mixing for end users, and end users that mix largely for their internal use.

         Many manufacturers in the industries and markets served by the Company's products and services have been adversely impacted by political and economic difficulties in Eastern Europe and the Middle East. In 1997, the Company has been adversely affected by the financial insecurity in the Asia
Pacific Region. Many of the Company's customers have suspended projects for increased capacity and growth until the region resumes a level of financial stability. Taiwan and the People's Republic of China continue to experience growth, albeit at a slower level than in recent months. Business potential in the Peoples' Republic of China will be extremely competitive and restricted by credit availability.

         New capital and marketing expenditures in the Company's markets depend, in large part, on an increase in market demand creating the need for additional capacity.

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

         The following table illustrates the percentage breakdown of the Company's sales between new machines/related services and aftermarket business (spare parts, repairs and rebuild) in the last three fiscal years:

                                              Year        Year        Year
                                              ended       ended       ended
                                            12/31/97    12/31/96    12/31/95
                                            --------    --------    --------

New Machines/Related Services...........      57.1%       53.3%       56.5%
Aftermarket.............................      42.9%       46.7        43.5
                                             ------      ------      ------
Total...................................     100.0%      100.0%      100.0%
                                             ======      ======      ======

         The Company does not publish a standard price list. Prices for the Company's new equipment are based upon a customer's specifications and/or production requirements. Unit prices for the Company's new equipment products range from approximately $50,000 to more than $4 million.

Customers and Marketing

         The Company's principal customers are domestic and foreign manufacturers of rubber and plastic materials. The Company's customers often purchase equipment in significant quantities for new plants, plant expansion or plant modernization. Purchases by any single customer typically vary significantly from year to year according to each customer's capital equipment needs. As a result, the composition of the Company's customers may vary from one year to the next. Sales, operating results and export sales by geographic area for fiscal 1997, 1996 and 1995 are reported in Note 15 to the Consolidated Financial Statements.

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

Process Laboratory Services

         The Company maintains its primary process laboratory in Ansonia, Connecticut and a second laboratory in Rochdale, England. The Company entered into an agreement with a research and development organization in Taiwan to use and demonstrate the Company's technology. This contractual arrangement provides the Company with laboratory facilities in Asia and serves to introduce the Company's technology to potential customers. An additional process laboratory exists at the recently acquired leased facilities in Manchester, England. The equipment located there will ultimately be consolidated into the Company's laboratories at Rochdale, England and Ansonia, Connecticut. This will enhance the demonstration capabilities of both laboratories significantly, thereby more aggressively supporting the sales effort. The Company uses its laboratories to demonstrate recent developments in processing equipment and to provide customers with production-size equipment in order to experiment with new processing techniques and formulations. The

Company considers its process laboratories to be vital contributors to its continuing technology development and customer service efforts and, as a result, routinely modernizes its process laboratories and related equipment. The Company has experienced an increased trend to test its plastics processing machinery, such as the CP-SERIES II [trademark], twin screw and large pelletizing systems, as more new materials are developed by the Company's customers which require testing to determine processing procedures and machine design parameters.

         In 1998, demonstration and laboratory capabilities will be increased further with the installation of the Farrel Twin Screw Extruder (FTX) in two University laboratories: Akron University, Akron, Ohio, USA and University of Paderborn, Paderborn, Germany. The Company expects to benefit from the installation and operation of these machines by providing exposure of Farrel machinery and technology to new graduates and access to process application development.



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

Backlog

         The Company's backlog of orders considered firm by management at December 31, 1997, 1996 and 1995 was approximately $47 million, $50 million and $30 million, respectively. Substantially all of the orders included in the December 31, 1997 backlog have contractual ship dates in fiscal 1998. Firm
backlog  at  March  20,  1998  and  1997  was  $59  million  and  $56   million,
respectively.

Manufacturing

         The Company's manufacturing facility in Rochdale, England provides the Company with fully integrated manufacturing processes including a complete range of machining and fabrication equipment used to produce proprietary components. Final assembly, product testing and quality control activities are performed by Company personnel in both the U.S. and U.K.. The Company also owns repair and rebuild facilities in Ansonia, Connecticut, Deer Park, Texas, and Rochdale, England and contracts for such services in Australia and Singapore.

         Early in 1997 the Company announced the consolidation of its domestic assembly, repair and spare parts operations, performed in its Derby and Ansonia, Connecticut facilities into available space in Ansonia to reduce annual operating costs and enhance operating efficiencies. The consolidation was substantially completed during 1997.

         In 1997, the Company acquired assets and leased facilities to produce INTERMIX [registered trademark] internal mixers and extruders as well as repair and fabrication facilities in Manchester, England. The Company intends to consolidate these manufacturing and repair operations with facilities in Rochdale, England.

         Management considers these facilities as giving the Company the flexibility needed to service its customers.

Components and Raw Materials

         The Company purchases most of the components used in manufacturing its machines from reliable domestic and international suppliers. The basic raw materials used by the Company are steel plates, bars, castings, forgings and hard-surfacing alloys. Principal components and raw materials are available from a number of sources. The Company is not dependent on any supplier that cannot be replaced in the normal course of business.

Research and Development and Engineering

         The Company's research and development and engineering staffs are located in Ansonia, Connecticut and Rochdale and Manchester, England. Their major activities are: application engineering for specific customer orders; standardization of existing machinery as part of the Company's ongoing cost reduction measures; and development of new products and product features. The Company's new twin screw sheeter is an example of the collaborative success of the research and development and product engineering staffs working together to produce a new product as well as the recent development of a new longer, higher powered melt pump discharge continuous mixer. Current development activities are in the batch mixing process. The acquisition of the INTERMIX [registered trademark] intermeshing technology and rotor design development provides opportunities to strengthen our business with batch mixer customers. A summary of research and development and engineering expenditures incurred during the last three fiscal years is as follows:

                                          Year            Year            Year
                                          ended           ended           ended
                                        12/31/97        12/31/96        12/31/95
                                        --------        --------        --------
                                                (Dollars in thousands)
Research and development expense
  pertaining to new products or
  significant improvements to
  existing products                      $1,567          $1,993          $2,101

All other product  development and
  engineering  expenditures  related
  to ongoing refinements, improvements
  of existing products, and custom
  engineering                             2,874           3,329           3,444
                                         ------          ------          ------
Total                                    $4,441          $5,322          $5,545
                                         ======          ======          ======

Percent of net sales                        5.2%            7.0%            6.9%

Patents and Trademarks

         The Company possesses rights under a number of domestic and foreign patents and trademarks relating to its products and business. The Company holds approximately 200 patents which cover technology utilized in its products and currently has 42 patent applications pending. The Company's patents have expiration dates ranging from 1998 through 2015. Although the Company believes that its patents provide some competitive advantage, the Company also depends upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive advantage.

         The Company considers the following trademarks to be material to its business: FARREL [registered trademark]; BANBURY[registered trademark]; INTERMIX[registered trademark]; ST[trademark]; MVX[trademark]; CP-SERIES II[trademark], FTX[trademark], and TSS[trademark].

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

         As described in Part I, Item 3, Legal Proceedings, the Company and The Black & Decker Corporation entered into a Settlement Agreement pursuant to which Black & Decker agreed to assume full responsibility for the investigation and remediation of any pre-May, 1986 environmental contamination at the Company's Ansonia and Derby facilities as required by the Connecticut Department of Environmental Protection (DEP). A preliminary environmental assessment of the Company's properties in Ansonia and Derby, Connecticut has been conducted by The Black & Decker Corporation. Although this assessment is still being evaluated by the DEP, on the basis of the preliminary data now available there is no reason to believe that any activities which might be required as a result of the findings of the assessment will have a material effect upon the capital expenditures, earnings or the competitive position of the Company.

Employees

         As of December 31, 1997, the Company had 606 full-time employees (including 218 employees at the acquired Shaw operations) compared to 397 at December 31, 1996. The Company has collective bargaining agreements in the U.S. and the U.K. which cover approximately 237 employees (including 121 at the acquired Shaw operations). The U.S. agreement was renegotiated during fiscal 1997 and expires on June 15, 2000. The Company has three agreements in the U.K. which expire at various dates from June 1, 1998 through March 31, 1999.

Item 2 - Properties

         The following table sets forth certain information concerning the Company's principal facilities, all of which are owned by the Company except for the Manchester, England facilities which are leased.


                                                                        Approx.
         Location                    Principal Use                      Sq. Ft.
--------------------------------------------------------------------------------
Ansonia, Connecticut................ Office, research, laboratory,      520,000
                                     repair, rebuild, assembly and
                                     storage

Deer Park, Texas.................... Repair and rebuild                  22,000

Rochdale, England................... Office, research, laboratory,      210,000
                                     manufacturing, repair and
                                     rebuild, and storage

Manchester, England (Corbett St.)    Office, research, laboratory,       99,000
                                     manufacturing, repair
                                     and rebuild, and storage

Manchester, England (Vaughan St.)    Office, fabrication                 13,000

Derby, Connecticut                   Available for sale/lease           225,000


         Early in 1997 the Company announced the relocation of its domestic assembly and storage operations from its Derby, Connecticut facility to available space in its Ansonia, Connecticut facility to reduce operating costs and to enhance efficiency. This consolidation was substantially complete at December 31,

1997. The Company's Derby, Connecticut facility is available for sale or lease. Subsequent to December 31, 1997, the Company signed a conditional letter of intent to sell the property in Derby, CT. Final assembly, product testing and quality control activities are performed by Company personnel at both the Ansonia and Rochdale England facilities.

         The Corbett Street facilities are subject to a lease which expires December 19, 1999. The lease of these facilities was acquired in connection with the purchase of assets of the Francis Shaw Rubber Machinery business. The lease effectively provides the Company a two year period of transition in which to consolidate these operations with the facilities in Rochdale, England. The Vaughan Street facilities are subject to a lease through March, 2005.

         The Company believes that the facilities used in its operations are in satisfactory condition and adequate for its present and anticipated future operations. In addition to the facilities listed above, the Company leases space in various domestic and international locations, primarily for use as sales offices.

Item 3 - Legal Proceedings

         In February 1995, the Company and The Black & Decker Corporation settled litigation as to the environmental conditions at the Ansonia and Derby facilities at the time of the Company's purchase of them from USM in May 1986. Under the Settlement Agreement, Black & Decker has assumed full responsibility for all investigation and any remediation of pre-May, 1986 contamination at the Company's Ansonia and Derby facilities in accordance with a Consent Decree entered into between Black & Decker and the Connecticut Department of Environmental Protection. In accordance with the Settlement Agreement, a Withdrawal and Joint Stipulation of and Motion for Dismissal was filed with the Court. The Court which originally heard this matter has continuing jurisdiction over it, but no issues are now pending with the court.

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

              None.

                                     PART II

Item 5 - Market  for the  Registrant's  Common  Stock  and  Related  Stockholder
Matters.

          (a) Price Range of Common Stock and Dividends

          The Company's Common Stock is traded over the counter and quoted on the NASDAQ National Market System under the symbol "FARL". The following chart sets forth the high and low prices for the Common Stock and dividends declared for the last two fiscal years:

Fiscal 1997                      High         Low             Dividend
-----------                      ----         ---             --------

First Quarter                    $3.88        $2.38            $0.16
Second Quarter                   $4.00        $2.63            $0.16
Third Quarter                    $4.38        $2.63            $0.16
Fourth Quarter                   $6.00        $3.00            $0.16



Fiscal 1996                      High         Low             Dividend
-----------                      ----         ---             --------

First Quarter                    $4.38        $2.88            $0.06
Second Quarter                   $4.50        $3.00               --
Third Quarter                    $4.38        $2.75               --
Fourth Quarter                   $3.63        $2.38               --


          (b) As of March 20, 1998 the approximate number of record holders of the Company's common stock was 742.

          (c) Dividends

          The Company intends, from time to time, to pay cash dividends on its Common Stock, as the Board of Directors, after consideration of the Company's operating results, financial condition, cash requirements, general business conditions, compliance with covenants in the credit facility (see Management's Discussion and Analysis of Liquidity and Capital Resources) and such other factors as the Board of Directors deems relevant.

          (d) There were no sales or issuances of the Company's equity shares that were not registered under the Securities Act.

Item 6 - Selected Consolidated Financial Data

                                                                      Year        Year        Year        Year        Year
                                                                     ended       ended       ended       ended        ended
                                                                    12/31/97    12/31/96    12/31/95    12/31/94    12/31/93
                                                                    --------    --------    --------    --------    --------
Statement of Operations Data:                                                (In thousands, except per share data)

Net Sales                                                           $85,382     $75,836      $80,067     $75,501     $75,750
                                                                    =======     =======      =======     =======     =======
Gross margin                                                        $17,711     $18,123      $19,760     $20,008     $20,189
                                                                    =======     =======      =======     =======     =======
   As a percent of net sales                                          20.7%       23.9%        24.7%       26.5%       26.7%
                                                                    =======     =======      =======     =======     =======
Operating income                                                     $1,635        $654       $1,591      $2,601      $1,853
   Other income (expense), net (2)                                      449       (174)        (135)       1,436       (136)
                                                                    -------     -------      -------     -------     -------
Income before income taxes                                            2,084         480        1,456       4,037       1,717
Provision for income taxes                                              727         154          554       1,531         508
                                                                    -------     -------      -------     -------     -------
Net income                                                           $1,357        $326         $902      $2,506      $1,209
                                                                    =======     =======      =======     =======     =======

Net income per share - Basic and diluted (1)                          $0.23       $0.05        $0.15       $0.41       $0.20
                                                                    =======     =======      =======     =======     =======
Dividends per share of Common Stock                                   $0.64       $0.06        $0.20       $0.04       $0.16
                                                                    =======     =======      =======     =======     =======
Weighted  Average Shares Outstanding - Basic (000's) (1)              5,950       5,970        6,027       6,076       6,127
                                                                    =======     =======      =======     =======     =======
Weighted Average Shares outstanding - Diluted (000's) (1)             5,951       5,972        6,030       6,097       6,138
                                                                    =======     =======      =======     =======     =======

Balance Sheet Data:
   Current Assets                                                   $37,104     $40,187      $41,991     $37,697     $40,675
   Current Liabilities                                              $23,286     $19,841      $22,878     $16,613     $20,179
   Working Capital Ratio                                                1.6         2.0          1.8         2.3         2.0
   Total assets                                                     $56,381     $50,731      $53,412     $47,979     $50,227
   Long-term debt                                                    $5,283        $214         $388        $587        $740
   Stockholders' equity                                             $25,782     $28,553      $27,814     $28,726     $26,362

Other Data:
   Backlog                                                          $46,554     $50,225      $29,745     $39,123      $32,960

(1) Restated to reflect the adoption of statement of Financial Accounting Standards No. 128, "Earnings per Share".

(2) Other income in 1994 includes $1.3 million as a result of a curtailment of postretirement benefits accounted for under Financial Accounting Standards No.
88. "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal 1997 Compared to Fiscal 1996:

         Net sales in 1997 and 1996 were $85.3 million and $75.8 million, respectively. A substantial portion of the 1997 shipments reflects orders received in 1996 when the dollar value of the Company's order intake was higher than that experienced in prior years. Management still considers the markets served by the Company's products to be extremely competitive and, to some extent, affected by continuing uncertainty in Eastern Europe and the Middle East. Additionally, Far Eastern markets are particularly competitive and volatile at this time. Certain Southeast Asian countries are experiencing currency instability which contributes to uncertainty in the region. Many rubber manufacturers also continue to operate at less than full capacity. Management anticipates that the markets served by the Company's products will remain extremely competitive and that those markets characterized by economic and political uncertainty will likely continue to be affected by such conditions.

         The Company received approximately $77 million in orders during 1997 compared to $96 million in 1996 when the Company received several individually large orders. In the case of major equipment orders, up to 12 months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may represent orders received in the current or previous fiscal periods. In addition, the cyclical nature of industry demand and, therefore, order intake, may affect the Company's results of operations. The Company's ability to maintain and increase net sales depends upon a strengthening and stability in the Company's traditional markets.

         Gross margin in 1997 and 1996 was $17.7 million and $18.1 million, respectively, representing a decrease in the gross margin percentage to 21.0% from 24.0%. This decline is largely due to the mix of products sold in the two periods and to continued stiff competition. The 1997 shipments also include a higher relative proportion of new machine sales than in 1996 which generate lower margins than the Company's more profitable spare parts, rebuild and repair business. The 1997 margin also reflects the impact of a $.5 million increase in commissions on shipments to markets in the world where the Company must use outside representatives in addition to its sales force to conduct business. Market conditions continue to exert significant pressure on margins, a trend which is expected to continue in the foreseeable future.

         Operating expenses were reduced $1.5 million to $16 million in 1997 compared to 1996. The decline in administrative costs is largely due to reduced investment banking fees. The increase in selling expenses of $.2 million to $7 million in 1997 as compared to 1996 is largely attributed to increased marketing programs including costs to attend the premier plastic industry convention in the United States, which occurs every three years. Research and development expenses declined primarily as a result of reduced headcount. Lastly, the reduction in operating costs is also due to continuing efforts to strictly control expenses.

         During 1997 the Company substantially completed the consolidation of its domestic assembly, repair and spare parts operations, from two facilities, (Derby and Ansonia) in Connecticut, to available space in the Ansonia facility, to reduce operating costs and enhance efficiencies. The cost of this project through December 31, 1997 was approximately $1.0 million, which included capitalized costs of approximately $.8 million for improvements to facilities and equipment in 1997. While the Company expects cost savings to result from this consolidation, the size of such savings cannot be predicted with any certainty.

         As a result of this consolidation, the Company's Derby facility is held as available for sale or lease. The Company has transferred the remaining book value of this facility and any remaining assets no longer anticipated to be used from Property, Plant, and Equipment to Other Assets at the end of 1996. Subsequent to December 31, 1997, the Company signed a conditional letter of intent to sell the Derby property. The letter of intent is subject to various terms and conditions, some of which may affect the net proceeds or consummation of the sale. No loss on the disposal of the assets is anticipated at this time, and, as a result, no provision for loss has been made. It is possible that proceeds realized from the disposal of these assets may be less than the remaining book value. The recoverability of these assets will be evaluated periodically as required by FAS 121, "Accounting For the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of."

         Other income, net of other expense, includes approximately $.7 million from the disposal of machinery and equipment the Company will no longer use which results from consolidating its two Connecticut facilities into one single facility. The consolidation has been substantially completed.

         The effective income tax rates in 1997 and 1996 were 34.9% and 32.1%, respectively. The Company provides for income taxes in the jurisdictions in which it pays income taxes at the statutory rates in effect in each jurisdiction adjusted for differences in providing for income taxes for financial reporting and income tax purposes.

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

         In an effort to compensate for the significant pressure on margins, management has taken several measures to aggressively control costs in recent years including the consolidation of component manufacturing into the Company's U.K. plant during 1996. The Company's U.K. plant was selected for this cost-effective consolidation into a single facility due to its more modern equipment and its greater supply of readily available skilled labor. Assembly operations continue to be performed in both the United States and the United Kingdom

         Total operating expenses were reduced approximately $.7 million to $17.5 million in 1996 compared to $18.2 million in 1995. Savings were generated in all three categories of operating costs largely due to the elimination of selected executive and staff positions worldwide. The reduction in selling expenses also reflects the consolidation of the Company's marketing offices in Continental Europe to England. Administrative costs in 1996 included $.8 million of third party costs which were deferred in prior years in connection with efforts, ultimately unsuccessful, to identify, negotiate, and contract with several acquisition candidates, primarily outside the United States. This non-recurring write-off of previously deferred costs has largely offset the other savings previously discussed. No further costs were deferred during 1996.

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

Material Contingencies

         As described in Part 1, Item 3, the Company and Black & Decker entered into a Settlement Agreement pursuant to which Black & Decker agreed to assume full responsibility for the investigation and remediation of any pre-May, 1986 environmental contamination at the Company's Ansonia and Derby facilities as required by the Connecticut Department of Environmental Protection (DEP). As part of the settlement, the Company transferred by quit claim deed a vacant surfaced parking lot to the City of Ansonia. As required by the Settlement Agreement, a preliminary environmental assessment of the Company's properties in Ansonia and Derby, Connecticut has been conducted by Black & Decker. On the basis of the preliminary data now available there is no reason to believe that any remediation activities which might be required as a result of the findings of the assessment will have a material effect upon the capital expenditures, earnings or the competitive position of the Company. This forward looking statement could, however, be influenced by the results of any further investigation which the DEP might require, by DEP's conclusions and requirements based upon its review of complete information when such is available, unanticipated discoveries, the possibility that new or different environmental laws might be adopted and the possibility that further regulatory review or litigation might become necessary or appropriate.

Orders and Backlog

         Orders received by the Company during 1997 decreased $19 million, or roughly 20%, to approximately $77 million compared to $96 million in fiscal 1996 and $71 million in fiscal 1995. The 1997 decrease in orders compared to 1996 is distributed across product lines and geographically around the world with the largest regional decrease occurring in the Far East, due to the uncertain economic environment at this time.

         In the case of major equipment orders, up to twelve months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may represent orders received in the current or previous periods during which economic conditions had been severely depressed in various geographic markets of the world. Further, the cyclical nature of industry demand and, therefore, the timing of order intake may effect the Company's quarterly results in the current and future fiscal quarters. The Company's ability to maintain and increase net sales depends upon a strengthening and stability in the Company's traditional markets. There can be no assurance that the level of orders experienced in 1997 will continue, or that improvements in the Company's traditional markets will lead to increased orders for the Company's products.

         The level of backlog considered firm by management at December 31, 1997 is $47 million and is largely attributed to the decrease in orders in 1997 compared to 1996. Backlog at December 31, 1996 was $50 million. The contractual ship dates for substantially all of the December 31, 1997 backlog are in 1998. The backlog at March 20, 1998 and 1997 was $59 million and $56 million, respectively.

Liquidity and Capital Resources; Capital Expenditures

         Working capital and the working capital ratio at December 31, 1997 were $13.8 million and 1.6 to 1, respectively, compared to $20.3 million and 2.0 to 1 at December 31, 1996, respectively. The decrease in the working capital ratio at December 31, 1997 is attributed to the purchase of selected assets the Francis Shaw Rubber Machinery Business on December 19, 1997. The net assets acquired (see Note 2 to the Consolidated Financial Statements) included current liability provisions of $2.1 million for the consolidation of the acquired assets into the operations of the Company's Rochdale, England facilities. During the year ended December 31, 1997 the Company paid dividends of $0.48 per share. The Company has also declared a dividend of $0.16 per share which was paid January 7, 1998. The Company's ability to pay dividends in the future is limited under the credit facility described below to the aggregate of (a) 25% of net income during the most recently completed four fiscal quarters after deducting distributions previously made and (b) purchases by the Company of its common stock during the same period. The Company received a waiver from its bank with respect to dividends declared during 1997. No assurance can be given that the level of dividends declared in 1997 will continue in 1998.

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

         At December 31, 1997, the Company had a worldwide multi-currency credit facility with a major U.S. bank in an amount of $20.0 million for direct borrowings and letters of credit and up to (pound)3.0 million for foreign exchange contracts. Interest varies based upon prevailing market interest rates. The facility contains limits on direct borrowings and letters of credit combined based upon stipulated levels of accounts receivable, inventory and backlog. The facility also contains covenants specifying minimum and maximum thresholds for operating results and selected financial ratios. At December 31, 1997, there was $7.1 million in direct borrowings under this facility. There were no direct borrowings outstanding under this facility at December 31, 1996. There were $6.0 million and $8.1 million in letters of credit outstanding at December 31, 1997 and 1996, respectively.

         On January 23, 1998, the credit facility was amended and restated. The amended and restated facility provides for total borrowings of $25,000,000, consisting of an $18.5 million revolving credit facility and a five year term loan for up to $6.5 million. Concurrently with the execution of the amended credit agreement, the Company converted [Pounds] 4.0 million of the outstanding balance under the previous credit facility to a term note. The term loan is payable in equal quarterly payments over a five year period. At December 31, 1997, [Pounds] 3.2 million is classified as long term. The amended credit facility contains limits in direct borrowings and letters of credit combined based upon stipulated levels of accounts receivable, inventory and backlog. It also contains covenants specifying minimum and maximum thresholds for operating results and selected financial ratios and the same restrictions on the payment of dividends as contained in the previous agreement as described above.

         Management anticipates that its cash balances, operating cash flows and available credit line will be adequate to fund its anticipated capital commitments and working capital requirements for at least the next twelve months including integration of the Shaw asset acquisition. The Company made capital expenditures of approximately $1.9 million and $1.3 million, during fiscal 1997 and 1996, respectively. The increase in capital expenditures in 1997 is largely attributed to certain improvements related to the Company's domestic assembly and storage facilities.

         The Company manufactures its products in the United Kingdom and sells its products in the United States, United Kingdom and other foreign markets. The Company's financial position and results are affected by changes in foreign currency exchange rates in the foreign markets in which its operates. When the value of the U.S. dollar or U.K. sterling strengthens against other currencies, the value of the transaction in the foreign currency decreases. The Company regularly enters into foreign exchange forward and option contracts to hedge foreign currency transactions. Foreign currency transactions generally are for short periods of no more than six months. In addition, the Company maintains foreign currency bank accounts in other currencies in which it regularly transacts business.

         The Company's interest income and expense are sensitive to changes in the market level of interest rates. The changes in interest rates earned on the Company's cash equivalents and short term investments as well as interest paid on its debt are variable and are adjusted to market conditions.

Year 2000

         The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

         The Company's year 2000 project is comprised of three components-business applications, product applications and equipment applications. The business applications component consists of the Company's business computer systems, as well as the computer systems of third-party suppliers or customers whose Year 2000 problems could potentially impact the Company. Product applications exposure consist of micro processors within the control equipment sold by the Company. Equipment exposures consist of the micro-processors within operating equipment such as pumps, compressors, and furnaces.

         The majority of the Company's business applications are third party purchased applications. The Company expended $.5 million during 1997 and anticipates spending $.3 million during 1998 as part of the Company's policy to utilize current information technology in its business applications. The Company has begun the implementation of the vendor's current upgrade which is year 2000 compliant.

         The Company is assembling a task force of internal resources from various disciplines, including operations, facility management, product engineering, management information systems and finance to evaluate the year 2000 readiness with respect to product and equipment applications. Work plans detailing product control systems readiness including evaluating customer and vendor readiness, and a comprehensive inventory of monitoring and control devices for plants, safety systems and other similar operating systems and the resources required are expected to be in place by the end of 1998 with completion in the first quarter of 1999.

Safe Harbor Statements under Private Securities Litigation Reform Act of 1995

         Certain statements contained in the Company's public documents, including in this report and in particular, in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be forward looking and may be subject to a variety of risks and uncertainties. Various factors that could cause actual results to differ materially from these statements, include, but are not limited to, pricing pressures from competitors and/or customers; continued economic and political uncertainty in certain of the Company's markets; the Company's ability to maintain and increase gross margin levels; the Company's ability to generate positive cash; changes in business conditions, in general, and, in particular, in the businesses of the Company's customers and competitors; and other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk - Not Applicable

Item 8 - Financial Statements and Supplementary Data



                               FARREL CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Auditors................................................17

Financial Statements:

Consolidated Balance Sheets as of
December 31, 1997 and 1996....................................................18

Consolidated Statements of Income for the years
ended December 31, 1997, 1996, and 1995 ......................................19

Consolidated Statements of Stockholders' Equity
for the years ended December 31, 1997, 1996 and 1995..........................20

Consolidated Statements of Cash Flows for the years
ended December 31, 1997, 1996 and 1995........................................21

Notes to Consolidated Financial Statements.................................22-36

                         Report of Independent Auditors


The Board of Directors and Stockholders
Farrel Corporation

We have audited the accompanying consolidated balance sheets of Farrel Corporation as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion. the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farrel Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                      /s/ ERNST & YOUNG LLP

                                                      Ernst & Young LLP


Stamford, Connecticut
March 19, 1998

                               FARREL CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                          12/31/97      12/31/96
                                                          --------      --------
                                                              (In thousands)
   ASSETS
Current Assets:

Cash and cash equivalents (Note 1)                          $1,447       $3,832
  Accounts receivable, net of allowance for
   doubtful accounts of $179 and $464,
   respectively                                             14,423       19,189
  Inventory (Notes 1 and 5)                                 18,277       14,187
  Other current assets (Notes 2 and 12)                      2,957        2,979
                                                       ------------  -----------
    Total current assets                                    37,104       40,187
Property, plant and equipment, net of accumulated
  depreciation of $9,786 and $8,357, respectively
 (Notes 1 and 6)                                            12,416        9,555
Goodwill (Note 2)                                            5,295
Other assets (Notes 1, 3 and 11)                             1,566          989
                                                       ------------  -----------
Total assets                                               $56,381      $50,731
                                                       ============  ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                          $8,317      $11,058
  Accrued expenses and taxes  (Notes 2 and 7)                4,753        2,344
  Advances from customers (Note 1)                           6,412        4,865
  Accrued installation and warranty costs
   (Note 1)                                                  1,326        1,360
  Dividends payable                                            951
  Short-term debt (Note 8)                                   1,527          214
                                                       ------------  -----------
   Total current liabilities                                23,286       19,841

Long-term debt (Note 8)                                      5,283          214
Postretirement benefit obligation (Note 11)                  1,213        1,277
Other long-term obligations (Note 11)                          592          522
Deferred income taxes (Notes 1 and 12)                         225          324
Commitments and contingencies (Note 9)                         ---          ---
                                                       ------------  -----------
   Total liabilities                                        30,599       22,178
                                                       -----------   -----------
Stockholders' equity (Note 10):
  Preferred stock, par value $100, 1,000,000 shares
   authorized, no shares issued                                ---          ---
  Common stock, par value $.01, 10,000,000 shares
   authorized, 6,142,106 shares issued                          61           61
  Paid in capital                                           19,295       19,295
  Cumulative translation adjustment (Note 1)                   (63)         232
  Treasury stock, 199,524 and 200,261 shares
   at December 31, 1997 and 1996, respectively,
   at cost                                                    (984)        (987)
  Retained earnings                                          7,776       10,228
  Minimum pension liability                                   (303)        (276)
                                                       ------------  -----------

   Total stockholders' equity                               25,782       28,553
                                                       ------------  -----------
Total liabilities and stockholders' equity                 $56,381      $50,731
                                                       ============  ===========
                 See Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


                                                      Year Ended
                                           ----------------------------------
                                           12/31/97     12/31/96     12/31/95
                                           --------     --------     --------
                                                     (In thousands)
Net sales                                   $85,382     $75,836      $80,067

Cost of sales                                67,671      57,713       60,307
                                          ----------   ---------     --------
Gross margin                                 17,711      18,123       19,760
Operating expenses:
   Selling                                    7,076       6,792        7,940
   General and administrative (Note 4)        7,433       8,684        8,128
   Research and development                   1,567       1,993        2,101
                                          ----------   ---------     --------
     Total operating expenses                16,076      17,469       18,169
Operating income                              1,635         654        1,591

Interest income                                 291         203          345
Interest expense                               (71)       (145)         (86)
Other (expense)/income, net (Note 14)           229       (232)        (394)
                                          ----------   ---------     --------
Income before income taxes                    2,084         480        1,456
Provision/(benefit) for income taxes
  (Notes 1 and 12):
     Current                                    811         (7)          654
     Deferred                                  (84)         161        (100)
                                          ----------   ---------     --------
     Total                                      727         154          554
                                          ----------   ---------     --------
Net income                                   $1,357        $326         $902
                                          ==========   =========     ========

Per share data: (Note 13)
Basic and diluted net income per share        $0.23       $0.05        $0.15
                                          ==========   =========     ========
Average shares outstanding (000's):
   Basic                                      5,950       5,970        6,027
                                          ==========   =========     ========
   Diluted                                    5,951       5,972        6,030
                                          ==========   =========     ========

                 See Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                        Paid                   Cumulative                 Minimum        Total
                              Common stock               in        Treasury   translation    Retained     Pension     Stockholders'
                                 Shares     Amount     capital      stock      adjustment    earnings     Liability      equity
                               ---------   --------    -------     --------     ---------    --------     ---------    ----------
                                                                   (In thousands, except shares)

Balance, December 31, 1994     6,142,106          61      19,295        (497)        (597)      10,594    ($    130)      28,726
                               ---------   ---------   ---------   ---------    ---------    ---------    ---------    ---------
Foreign currency translation        --          --          --          --            (49)        --           --            (49)
Net income                          --          --          --          --           --            902         --            902
Treasury stock transactions         --          --          --          (340)        --           --           --           (340)
Cash dividend declared
  at $.20 per common share          --          --          --          --           --         (1,209)        --         (1,209)
Minimum pension liability           --          --          --          --           --           --           (216)        (216)
                               ---------   ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance, December 31, 1995     6,142,106          61      19,295        (837)        (646)      10,287         (346)      27,814
                               ---------   ---------   ---------   ---------    ---------    ---------    ---------    ---------
Foreign currency translation        --          --          --          --            878         --           --            878
Net income                          --          --          --          --           --            326         --            326
Treasury stock transactions         --          --          --          (150)        --            (25)        --           (175)
Cash dividend declared
  at $.06 per common share          --          --          --          --           --           (360)        --           (360)
Minimum pension liability           --          --          --          --           --           --             70           70
                                                       ---------   ---------    ---------    ---------    ---------    ---------
                               ---------   ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance, December 31, 1996     6,142,106   $      61   $  19,295   ($    987)   $     232    $  10,228    ($    276)   $  28,553
                               ---------   ---------   ---------   ---------    ---------    ---------    ---------    ---------
Foreign currency translation        --          --          --          --      ($    295)        --           --           (295)
Net income                          --          --          --          --           --          1,357         --          1,357
Treasury stock transactions         --          --          --             3         --             (3)        --              0
Cash dividend declared
  at $.64 per common share          --          --          --          --           --         (3,806)        --         (3,806)
Minimum pension liability           --          --          --          --           --           --            (27)         (27)
                               =========   =========   =========   =========    =========    =========    =========    =========
Balance, December 31, 1997     6,142,106   $      61   $  19,295   ($    984)   ($     63)   $   7,776    ($    303)   $  25,782
                               =========   =========   =========   =========    =========    =========    =========    =========

                                               See Notes to Consolidated Financial Statements


                               FARREL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Year        Year        Year
                                               ended       ended       ended
                                              12/31/97    12/31/96    12/31/95
                                              --------    --------    --------
Cash flows from operating activities:

  Net income                                   $1,357      $326       $902
  Adjustments to reconcile net income
    to net cash used in/provided by
    operating activities:
  (Gain)/loss on disposal of fixed
    assets                                       (746)      ---        100
  Depreciation and amortization                 1,667     1,699      1,609
  Decrease /(increase) in accounts
    receivable                                  4,471     5,104     (3,860)
  Decrease/(increase)  in inventory               261      (915)    (5,759)
  (Decrease)/increase in accounts payable      (2,514)   (3,732)     7,030
  Increase in advances from customers             608       795        777
  Increase/(decrease) in accrued
    expenses and taxes                          1,075    (1,767)      (139)
  Decrease in accrued installation
    and warranty costs                             (4)     (344)      (281)
  Decrease/(increase) in long-term
    employee benefit obligations                    6      (171)       (38)
  Other                                          (500)      787       (424)
                                              -------    -------    -------
  Total adjustments                             4,324     1,456       (985)
                                              -------    -------    -------
  Net cash provided by /(used in)
   operating activities                         5,681     1,782        (83)
                                              -------    -------    -------

Cash flows from investing activities:
  Proceeds from disposal of fixed assets        1,027        15         50
  Purchases of property, plant and
    equipment                                  (1,878)   (1,321)    (2,490)
  Purchase of technology license agreement        ---       ---        (22)
  Acquisition of Shaw assets                  (10,855)      ---        ---
                                              -------    -------    -------
  Net cash (used in) investing activities     (11,706)   (1,306)    (2,462)

Cash flows from financing activities:
  Repayment of short term borrowings              ---       ---     (1,057)
  Proceeds from long term borrowings            6,680       ---        ---
  Repayment of long term borrowings              (196)     (200)      (197)
  Issuance (purchase) of treasury stock             3      (175)      (340)
  Used for dividends paid                      (2,856)     (360)    (1,209)
                                              -------    -------    -------
  Net cash provided by (used in)
    financing activities                        3,631      (735)    (2,803)
Effect of foreign currency exchange
  rate changes on cash                              9        25         30
                                              -------    -------    -------
Net decrease in cash and cash equivalents (2,385) (234) (5,318) Cash and cash equivalents--
  Beginning of period                          $3,832     $4,066     9,384
                                              -------    -------    -------
  End of period                                $1,447     $3,832    $4,066
                                              =======    =======    =======
Income taxes paid                                $746       $756    $1,175
                                              =======    =======    =======
Interest paid                                     $76        $55       $93
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

         Due to the nature of the Company's products, which can individually cost up to $4.0 million, the relative importance of any product line can change significantly from year to year. However, the more significant products are the Company's batch and continuous mixers.

  (a)   Cash and Cash  Equivalents:
         Cash and cash equivalents include cash on hand, amounts due from banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

  (b)   Other Financial Instruments:
         The carrying amount of the Company's trade receivable and payables approximates fair value because of the short maturity of these instruments. The carrying value of long term debt approximates fair value. The interest rate on the long term debt is variable and approximates current market rates.

     (c)  Inventory:
          Inventory  is  valued  at the  lower  of cost  or  market.
Inventory is accounted for on the last-in, first-out (LIFO) basis in the U.S. and on an average cost basis in the U.K.

  (d)   Property, Plant and Equipment:
        Property, plant and equipment is stated at cost. Improvements are capitalized and expenditures for normal maintenance and repairs are charged to expense. Depreciation is computed on a straight line basis based on the estimated useful lives of the related assets which range from 5 to 40 years. Assets no longer anticipated to be used are segregated from Property, Plant and Equipment and included in Other Assets. See Note 3 to these financial statements.

  (e)   Goodwill
        On December 19, 1997, the Company acquired certain assets of the Francis Shaw Rubber Machinery operations (see Note 2). The transaction was accounted for as a purchase. Goodwill represents the excess purchase price over the estimated fair value of the assets acquired and is being amortized on a straight line basis over 20 years.

  (f)   Patents and Acquired Technology
        Other assets includes acquired patents and technical know-how and a technology license agreement which represents the cost of licensed and purchased technology, know how, and trade secrets including technology which is patented or for which a patent has been applied for. Such costs are amortized over periods from 5 to 7 years.

  (g)   Revenue Recognition:
        Revenue on new machine sales is recognized upon completion of the customer contract, which generally coincides with the shipment. Revenue on repair and refurbishment of customer owned machines is recognized when the contractual work is completed. Spare parts revenue is recognized upon shipment.

        The Company requires advances from customers upon entering a contract and progress payments during the manufacturing process. Generally, letters of credit are required on contracts with export customers to minimize credit and currency risk.

   (h)  Product Installation and Warranty Obligations:
        Estimated costs to be incurred under product installation and warranty obligations relating to products which have been sold are provided for at the time of sale.

   (i)   Income Taxes:
         Deferred income taxes are provided on temporary differences between the financial statement and tax basis of the Company's assets and liabilities in accordance with the liability method of accounting for income taxes. Provision has not been made for U.S. income taxes or additional foreign taxes on approximately $9.6 million of undistributed earnings of foreign subsidiaries because it is expected that those earnings will be reinvested indefinitely.

   (j)   Earnings Per Share:
         In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of stock options (see
Note 10). Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. (See Note 13 to the financial statements.)

   (k)   Foreign Currency Translation:
         Assets and liabilities denominated in foreign currencies are translated into United States dollars at current exchange rates. Income and expense accounts are translated at average rates of exchange prevailing during the year.

         Adjustments resulting from the translation are included in the cumulative translation adjustment in stockholders' equity. Transaction gains and losses are included in earnings. The Company experienced a foreign currency transaction loss of $131,000 in 1997 and $89,000 in fiscal 1995, respectively. The transaction gain or loss in 1996 was not significant.

         The Company enters into foreign exchange contracts for non-trading purposes, exclusively to minimize its exposure to currency fluctuations on trade receivables and payables. As a result, changes in the values of foreign currency contracts offset changes in the values of the underlying assets and liabilities due to changes in foreign exchange rates, effectively deferring gains and losses on trade receivables and payables and the related hedges until the date the transactions are settled in cash. At December 31, 1997, the Company has entered into $.9 million of forward exchange contracts for transactions related to amounts to be paid for purchase commitments. A loss of approximately $24,000 has been deferred on these transactions to be offset against the exchange earnings to be recognized on the hedged transaction. The Company is exposed to loss in the event of nonperformance by the Company's bank, the other party to the foreign exchange contracts. However, the Company does not anticipate nonperformance by its bank.

  (l)     Use of Estimates:
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results can differ from those estimates.

  (m)     Reclassifications:
         Certain   amounts  in  prior  year  financial   statements   have  been
reclassified   to   conform   with  the   current   year   presentation.   These
reclassifications had no impact on previously reported results of operations.


Note 2 - Asset Purchase

         On December 19, 1997, Farrel Shaw Limited, a wholly owned subsidiary of the Company, acquired certain assets of the Francis Shaw Rubber Machinery operations from EIS Group PLC of the UK. The purchase price was [Pounds] 6.5 million (approximately $10.9 million), subject to further reduction as described below.

         The Asset Purchase Agreement provides for a reduction in the purchase price to the extent the value of inventory on hand at the closing date is less than [Pounds] 3.0 million. In addition, the Seller has guaranteed that the acquired assets will generate a pre-tax profit (as defined) of, at least, [Pounds] 1.0 million for fiscal 1998. Any shortfall in this amount will be paid to the Company representing a reduction in the purchase price.

         The results of operations from December 19, 1997 through December 31, 1997, are included in the consolidated results of the Company. The agreement provides for an operating and lease agreement during the transition of the operations from the Seller to the Company. The agreement contains provisions for the completion of sales orders in process retained by the seller and lease of facilities housing the operations which will be relocated and consolidated with existing facilities in the U.K.

         The acquired assets are recorded at estimated fair value and include machinery and equipment, inventory and intangible assets as follows:

Machinery & equipment                                 $   2,805
Inventory stock, net of customer deposits
of $1,009                                                 3,512
Patents/technical know how                                  835
Other assets                                              1,598
Goodwill                                                  5,295
                                                          -----
    Total                                             $  14,045
                                                         ======

          The above preliminary purchase price allocation is based upon Management's judgment considering information currently available. The final purchase price and allocation is subject to revisions as described above, agreement by the Seller and terms of the Asset Purchase Agreement. The Company has objected to the closing date inventory valuation and has put the Seller on notice that it will request a substantial refund.

         The Seller did not maintain and the Company was not provided historical financial information for the Shaw operations. Based on the limited information available, the Company estimates that the pro forma revenues and net income would not vary materially from the historical amounts reported in the Consolidated Statements of Income.

          Included in the purchase price allocation, the Company has recorded current liabilities of $2.1 million for the costs of consolidating the acquired operations with current facilities in Rochdale, England. The costs include employee separation, moving and other costs.

Note 3 - Other Assets
                                                      12/31/97     12/31/96
                                                      --------     --------
                                                          (In thousands)

Technology license................................       $334         $501
Assets held for disposal..........................        209          389
Notes receivable..................................         --           38
Acquired patents and technical know how...........        835
Other.............................................        188           61
                                                     --------     --------
  Total...........................................     $1,566         $989
                                                       ======       ======



         Assets held for disposal represent the remaining book value of the Company's Derby, Connecticut manufacturing facility and its remaining machinery and equipment no longer expected to be used. Subsequent to December 31, 1997, the Company signed a conditional letter of intent to sell the Derby property. The letter of intent is subject to various terms and conditions, some of which may affect the net proceeds or consummation of the sale. Currently, the estimate of the discounted fair value of the assets exceeds the remaining book value and, therefore, no provision for loss has been made at this time. The recoverability of these assets will be evaluated periodically as required by FAS 121, "Accounting For the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of." It is possible that the proceeds to be received from the sale of these assets may prove to be less than the remaining book value, at which point in time the appropriate provision for loss will be made.

Note 4 - Related Party Transactions

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

         Under the Financial Services Agreement, the Company pays First Funding an annual retainer of $450,000 for Mr. Jones' services. The Company also pays for advisory services provided by other First Funding employees on an hourly basis and out-of-pocket expenses. The Company also pays transaction fees in the event of certain successful transactions. The Company paid First Funding $894,000, $687,000 and $718,000 in fiscal 1997, 1996 and 1995, respectively. In addition, the Company also reimbursed First Funding $319,000, $211,000 and $285,000 for out-of-pocket costs during the same three periods, respectively. The fiscal 1997 amount included $460,000 for services related to the asset purchase (see Note 2) and amended credit facility (see Note 8) . The fiscal 1995 amount included services regarding the extension of the Company's worldwide credit facility.

Note 5 - Inventory

Inventory is comprised of the following:
                                                  12/31/97         12/31/96
                                                  --------         --------
                                                       (In thousands)
            Stock and raw materials...........      $9,459           $5,905
            Work-in-process...................       8,818            8,282
                                                  --------         --------
            Total.............................     $18,277          $14,187
                                                   =======          =======

         Of the above inventories at December 31, 1997 and 1996, $9 million are valued using the LIFO method. Current replacement costs of those inventories as of these dates were greater than the LIFO carrying amounts by approximately $.5 million at December 31, 1997 and 1996.

Note 6 - Property, Plant and Equipment

Property, plant and equipment is comprised of the following:
                                                           12/31/97    12/31/96
                                                           --------    --------
                                                               (In thousands)

           Land and buildings...........................     $3,927     $3,024
           Machinery, equipment and other...............     18,163     14,700
           Construction in progress.....................        112        188
                                                           --------   --------
                                                             22,202     17,912
             Accumulated depreciation...................     (9,786)    (8,357)
                                                             -------    -------
             Property, plant and equipment, net.........    $12,416     $9,555
                                                            =======     ======

         Estimated depreciable lives of buildings are 33-40 years. Estimated depreciable lives of machinery, equipment and other depreciable assets are 5-10 years. The amounts indicated here exclude the assets held for resale which are included in Other Assets. See Note 3 to these financial statements.

Note 7 - Accrued Expenses and Taxes

         Accrued expenses and taxes includes accrued wages and benefits of approximately $1.0 million and $.8 million at December 31, 1997 and 1996, respectively. Also included are income taxes payable of $1.0 million, at December 31, 1997 and 1996.

Note 8 - Bank Credit Arrangements

         At December 31,1997, the Company had a worldwide multi-currency credit facility with a major U.S. bank in the amount of $20.0 million for direct borrowings and letters of credit and up to [Pounds] 3.0 million for foreign exchange contracts. Interest varies based upon prevailing market interest rates (8.75% and 7.25% at December 31, 1997 and 1996, respectively). The facility contains limits on direct borrowings and letters of credit combined based upon stipulated percentages of accounts receivable, inventory and backlog. The facility also contains covenants specifying minimum and maximum operating thresholds for operating results and selected financial ratios. The agreement contains certain restrictions on the making of investments, on borrowings and on the sale of assets. The Company's ability to pay dividends is limited to (a) 25% of the Company's cumulative net income during the most recently completed four fiscal quarters after deducting distributions previously made and (b) purchases by the Company of its common stock during the same period. At December 31, 1997, there was $7.1 million in direct borrowings under this facility. There were no direct borrowings outstanding under this facility at December 31 1996. The weighted averaged interest rate incurred on short-term borrowings was 8.18%,
7.68 % and 7.75% in fiscal 1997, 1996 and 1995, respectively. There were $6.0 million and $8.1 million of letters of credit outstanding at December 31, 1997 and 1996, respectively.

         The Company has a loan in the amount of [Pounds] 125,000 ($205,000) and [Pounds] 250,000 ($428,000) at December 31, 1997 and 1996, respectively, from a U.K. bank which is collateralized by the Company's facility in Rochdale, England. The loan matures in January 1999 for which semi-annual principal payments of approximately [Pounds] 62,500 began in 1995. Approximately [Pounds] 125,000 ($205,000 and $214,000) at December 31, 1997 and 1996, respectively, is classified as payable currently and [Pounds] 125,000 ($214,000) was classified as long term at December 31, 1996. The interest rate on this loan is 10 percent per annum.

         On January 23, 1998, the credit facility was amended. The amended facility provides for total borrowings of $25 million, consisting of an $18.5 million revolving credit facility and a five year term loan for up to $6.5 million. Concurrently with the execution of the amended credit agreement, the Company converted [Pounds] 4 million (approximately $6.5 million) of the outstanding balance under the previous credit facility to a term note. The term loan is payable in equal quarterly payments over a five year period. At December 31, 1997, [Pounds] 3.2 million (approximately $5.3 million) is classified as long term. The amended credit facility contains limits in direct borrowings and letters of credit combined based upon stipulated levels of accounts receivable, inventory and backlog. It also contains covenants specifying minimum and maximum thresholds for operating results and selected financial ratios.

Note 9 - Commitments and Contingencies

   (a)    Commitments:

         Aggregate future lease commitments under operating leases, principally for office space, equipment and vehicles, are as follows:

Year ending December 31,                                     (In thousands)
------------------------                                     --------------
1998                                                                 495
1999                                                                 361
2000                                                                 123
2001                                                                  93
2002                                                                 134
Thereafter                                                            71
                                                                   -----
                                                                  $1,277
                                                                  ======

              Rental expense for the year ended December 31, 1997, 1996 and 1995 was $332,000, $374,000, $452,000, respectively.

   (b)    Contingencies:

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

Note 10 - Stock Plans

         The Company sponsors a Stock Option Plan and an Employees' Stock Purchase Plan, both established in 1997.

         The 1997 Omnibus Stock Incentive Plan authorizes the granting of incentive stock options and non-qualified stock options to purchase up to 500,000 shares of common stock. Option awards may be granted by the Compensation Committee of the Board of Directors through May 23, 2007 to eligible employees. The terms (exercise price, exercise period and expirations) of each option award are at the discretion of the Compensation Committee subject to the following limitations. The exercise price of an Incentive Stock Option may not be less than the fair market value as of the date of the grant (or 110% in the case of an incentive stock option granted to a 10% stockholder). The exercise period may not exceed 10 years from the date of the grant. There were no stock options granted during 1997.

         In prior years, the Company granted stock options under a previously sponsored plan to eligible employees and directors of the Company. At December 31, 1997, options to purchase 459,000 shares remain outstanding under the plan.

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

        The following table presents a summary of the Company's stock option activity and related information for the years ended:

                                                        1997                      1996                        1995
                                               --------------------       ---------------------      --------------------
                                                        Weighted-                   Weighted-                  Weighted-
                                                         Average                     Average                    Average
                                               Options   Exercise         Options    Exercise        Options    Exercise
                                                (000's)   Price             (000's)    Price            (000's)   Price
                                               --------------------       ---------------------      --------------------
Outstanding, beginning of year                   459    $5.86             296       $6.96                286        $7.04
Granted                                            -         -            375        4.38                 72         5.28
Exercised                                          -         -              -           -                  -            -
Forfeited                                          -         -            212        4.76                 62         5.42
                                               --------------------       ---------------------      --------------------
Outstanding, end of year                         459    5.86              459       $5.86                296        $6.96
                                               --------------------       ---------------------      --------------------
Exercisable, end of year                         374    6.32              279       $7.05                213        $7.58
Weighted-average fair value of options
    granted during the year                        -                     $1.75                         $2.20         --

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1997:

                           Options Outstanding                                             Options Exercisable
--------------------------------------------------------------------------            -----------------------------
                                            Weighted-            Weighted-                                Weighted
                                             Average             Average                                   Average
   Range of           Number of             Remaining            Exercise              Number of           Exercise
Exercise Prices         Options          Contractual Life          Price                 Options             Price
--------------------------------------------------------------------------            -----------------------------
 $3.75 -   $5.50         278,000              7.0 years           $4.51                   193,250             $4.79
  5.51 -    8.50          95,000                 5.5               6.32                    95,000              6.32
  8.51 -   10.00          86,000                 4.0               9.73                    86,000              9.73
---------------------------------------------------------------------------           -----------------------------
 $3.75 -  $10.00         459,000                 6.2              $5.86                   374,250             $6.32


         Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options granted under the Stock Option Plan was estimated at the date of grant using the Black-Scholes option pricing model, one of the allowable valuation models under FAS 123, with the following assumptions for 1996:

                                                          1996

    Risk   free   interest   rate                         6.0%
    Dividend yields                                       2.0%
    Expected volatility  factor  of the  expected
    market price of the Company's common stock             .458
    Weighted average expected life of each option         8 Yrs

        The weighted average fair value of options granted during 1996 was $1.75. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's judgment, applying the provisions of FAS 123 does not necessarily provide a reliable single measure of the fair value of its stock options. It is also not likely that the current pro forma net income will be representative of pro forma net income in future years.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information is as follows:




                                                               Year ended
                                                               ----------
                                                        12/31/97        12/31/96
                                                        --------        --------
                                                         (In thousands, except
                                                            per share data)


Pro Forma Net Income                                     $1,331            $258
Pro Forma earnings per share - basic and diluted            .22             .04



        During 1997, the Company adopted the 1997 Employee's Stock Purchase Plan as a successor to the 1992 Employees Stock Purchase Plan.

        The 1997 Stock Purchase Plan gives each eligible employee of the Company the right to purchase, in each of the years 1997 through 2001, shares of common stock equivalent in value to not more than 5% of the employee's annual compensation, up to a maximum of $25,000 per year. Each May, employees must designate the amount to be withheld during the next 24 month purchase period. The purchase price is the lower of 85% of the fair market value of the common stock on the date of offering or 85% of the fair market value on the date the applicable purchase period ends. Not more than an aggregate of 500,000 shares of common stock may be purchased under the stock purchase plan. Any employee who, after the purchase, would hold 5% or more of the common stock is ineligible.

        Under the stock purchase plans in July 1997 and May 1996, employees elected to purchase approximately 9,000 and 3,000 shares, respectively, of the Company's common stock through these plans. During 1997 and 1996, approximately 13,000 and 9,000 shares, respectively, were distributed to employees under this plan. The 1997 distribution includes 647 shares from the Company's treasury account, for which retained earnings was adjusted. At December 31, 1997, there were approximately 13,000 shares subscribed to under these plans.

        The Company may reaquire up to $2,250,000 of its common stock under its discretionary open market stock repurchase plan. During fiscal 1996 the Company reacquired 54,150 shares of common stock, under this plan for approximately $175,000, which are included in treasury stock. There were no shares repurchased during 1997.

Note 11 - Benefit Plans

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



                                                            Year ended
                                                            ----------
                                                  12/31/97   12/31/96   12/31/95
                                                  --------   --------   --------
         Domestic pension expense:                       (In thousands)


Service cost-benefits earned during the period..    $62        $65         $82
Interest cost on projected benefit obligation...    124        122         110
Actual return on plan assets....................   (171)       (31)       (174)
Amortization of deferred items..................     84        (52)        113
                                                   -----      -----       -----
     Net domestic pension expense                   $99       $104        $131
                                                   =====      =====       =====

    Foreign pension expense:

Service cost-benefits earned during the period..   $258       $226        $220
Interest cost on projected benefit obligation...    728        648         598
Actual return on plan assets....................   (802)      (743)       (931)
Amortization of deferred items..................   (159)      (122)        116
                                                   -----      -----       -----
    Net foreign pension expense                     $25         $9         $ 3
                                                   =====      =====       =====

         Over the long run, the Company's funding policy is designed to accumulate sufficient assets in the benefit plans to meet obligations for retirement benefits. Because at any point in time there will be differences between the estimates used in establishing pension cost and funding amounts and actual experience, there will always be an amount by which the Company is over or under-funded. The domestic plan was under-funded by $211,000 and $202,000 at December 31, 1997 and 1996, respectively, which the Company expects to reduce through contributions to the pension plan in the future.

         The following table sets forth the funded status of the domestic and foreign defined benefit plans and amounts recognized in the balance sheets:


                                                                              Domestic                        Foreign
                                                                            December 31,                    December 31,
                                                                            ------------                    ------------
                                                                        1997           1996             1997           1996
                                                                        ----           ----             ----           ----
     Actuarial present value of:
        Vested benefit obligations                                      $1,884          $1,694          $9,984         $8,828
                                                                        ======          ======          ======         ======

        Accumulated benefit obligation                                  $1,991          $1,755          $9,984         $8,828
                                                                        ======          ======          ======         ======
     Plan assets at fair value                                          $1,780          $1,553          $9,800         $9,289
     Actuarial present value of projected benefit
        obligation for service rendered to date                          1,991           1,755          10,252          9,063

     Projected benefit obligation (in excess of)/
        less than plan assets                                             (211)           (202)           (452)           226

     Unrecognized actuarial variances                                      504             461             699            223
     Unamortized net transition liability/(asset)                            9              16            (198)          (372)
     Unamortized prior service costs                                        79              45             ---            ---
     Additional minimum liability                                         (592)           (522)            ---            ---
                                                                        ------          ------          ------         ------
     Accrued pension (cost)/benefit                                      ($211)          ($202)            $49            $77
                                                                        ======          ======          ======         ======
     Plans assumptions:
       Discount rate                                                     7.00%           7.25%           7.50%          8.50%
       Rate of increase in future compensation levels                      N/A             N/A           4.50%          5.50%
       Expected long-term rate of return on plan assets                  8.00%           8.00%           9.00%          9.00%


        The Company changed the discount rate in 1997 in response to the lower current and projected interest rates. The Company changed the expected long term rate of return on plan assets in 1996 due to the fact the Company retained the services of a professional investment advisor to manage the assets of the Plan. As a result, investment returns are anticipated to improve. The Company recorded a minimum liability of $592,000 and $522,000 at December 31, 1997 and 1996, respectively. The Company has also recorded intangible assets of $88,000 and $61,000, the amounts allowable under FAS 87, at December 31, 1997 and 1996, respectively, which are included in Other Assets. The minimum liability in excess of the intangible asset has been recorded as a reduction of stockholders' equity, net of applicable income taxes.

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

        The Company has a domestic 401(k) retirement plan for salaried employees which includes matching and discretionary non-matching contributions by the Company. Approximately $119,000, $113,000 and $147,000 of such contributions were expensed in fiscal 1997, 1996 and 1995, respectively. No discretionary contributions were made by the Company during fiscal 1997, 1996 or 1995.

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




                                                           Year ended
                                                           ----------
                                                 12/31/97   12/31/96   12/31/95
                                                 --------   --------   --------
                                                         (In thousands)

Service cost- benefits earned during
  the period                                       ---        ---        ---

Interest cost on accumulated postretirement
  benefit obligation                               $90        $90       $111
                                                  ----       ----       ----
Net periodic postretirement benefit costs          $90        $90       $111
                                                  ====       ====       ====

The Company's non-pension postretirement benefit plans are not funded. The status of the plans are as follows:

                                                       12/31/97         12/31/96
                                                       --------         --------
                                                             (In thousands)
Accumulated postretirement benefit obligation:
     Retirees and dependents                             $1,221          $1,219
     Fully eligible plan participants                       ---              28
     Other active plan participants                         ---             ---
                                                         ------          ------
                                                          1,221           1,247
Unrecognized net gain (loss) from experience
         differences and change in assumptions              (8)              30
                                                         ------          ------
Postretirement benefit obligation                        $1,213          $1,277
                                                         ======          ======

        The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.00% and 7.25% at December 31, 1997 and 1996, respectively. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.0% at December 31, 1997 and declines .5% per year to 5.5% by the year 2005 and remains at that level thereafter. The change in assumptions did not have a material impact on the obligation or net periodic postretirement benefit cost. The accumulated benefit obligation as of December 31, 1997 and net periodic postretirement health care cost for fiscal 1997 would increase approximately 8.1% and 8.5%, respectively, with an annual one percentage point increase in the assumed health care cost rate.

Note 12 - Provision for Income Taxes

        Pre-tax income/(loss) and income taxes for the years ended December 31, 1997, 1996 and 1995 are as follows:



                                                            Year ended
                                                  12/31/97   12/31/96   12/31/95
                                                  --------   --------   --------
The domestic and foreign  components
of (In  thousands)  income/(loss)before
income taxes are:
    Domestic                                          $89     ($1,544)     $971
    United Kingdom                                  1,995       2,024       485
                                                   ------     -------    ------
                                                   $2,084        $480    $1,456
                                                   ======     =======    ======
The provision/(benefit) for income taxes is:
    Current:
      United States                                   101       ($646)     $437
      United Kingdom                                  658         664        88
      State taxes                                      52         (25)      129
                                                       --         ---      ----
                                                      811          (7)      654
    Deferred:
      United States                                   (50)       $232     $(117)
      United Kingdom                                    7          41        53
      State taxes                                     (41)       (112)      (36)
                                                   ------     -------    ------
                                                      (84)        161      (100)
                                                   ------     -------    ------
                                                     $727        $154      $554
                                                   ======     =======    ======
T
Deferred tax liabilities/(assets) result from the following differences between financial reporting and tax accounting.

                                                      12/31/97       12/31/96
                                                      --------       --------
                                                            (In thousands)
   Deferred tax liabilities:
   -------------------------
   Depreciation                                        $1,054         $1,128
   Inventory valuation                                    258            186
   Other                                                    -             46
                                                      -------       --------
   Total deferred tax liabilities                       1,312          1,360
                                                      -------        -------

   Deferred tax assets:
   --------------------
   Non pension postretirement benefits                   (485)          (511)
   Installation and warranty cost accruals               (324)          (220)
   Vacation reserve                                       (94)          (154)
   Bad debt reserve                                       (51)           (57)
   Minimum pension liability                             (202)          (184)
   State tax loss carryforwards                          (197)          (180)
   Other                                                  (30)           ---
                                                      --------       --------
   Total deferred tax assets                           (1,383)        (1,306)
                                                      --------       --------
   Net deferred tax liability/(asset)                $    (71)      $     54
                                                      ========       ========

        Other current assets includes $296,000 and $274,000 of deferred tax assets at December 31, 1997 and 1996, respectively. Other current assets also includes prepaid income taxes of $665,000 at December 31, 1996. The state tax loss carryforwards expire in the year 2011.

A reconciliation from statutory U.S. federal income taxes to the actual income taxes is as follows:




                                                      Year ended
                                         12/31/97       12/31/96        12/31/95
                                         --------       --------        --------
    (In thousands)

    Statutory provision                     709           $163           $495
    U.S.--U.K. rate differential            (57)            17             (5)
    State income taxes, net of
      federal benefit                         7            (90)            62
    Permanent differences                    98             30             39
    Other                                   (30)            34            (37)
                                           -----          -----          -----
    Actual provision                       $727           $154           $554
                                           =====          =====          =====

Note 13 - Earnings per Share


The following table sets forth the computation of basic and diluted earnings per share:


                                             Year            Year        Year
                                             ended          ended        ended
                                           12/31/97        12/31/96     12/31/95
                                           --------        --------     --------
                                             (In thousands, except share data)
Net income applicable to
  common stockholders                         $1,357           $326        $902
                                           =========      =========    =========


Weighted average number of common
shares outstanding - Basic earnings
  per Share                                5,950,240      5,969,708    6,026,942

Effect of dilutive stock and
 purchase options                              1,403          2,393        3,364
                                           ---------      ---------   ----------


Weighted average number of
common shares outstanding -
  Diluted earnings per share               5,951,643      5,972,101    6,030,307
                                           =========      =========    =========

Net income per share-basic                     $0.23          $0.05        $0.15
                                           =========      =========    =========


Net income per share-diluted                   $0.23          $0.05        $0.15
                                           =========      =========    =========

Note 14 - Other income/(expense), net

        For the year ended December 31, 1997, other income/expense includes a gain of approximately $.7 million from the disposal of machinery and equipment no longer used. There were no individually significant items of other income or expense in 1996.

Note 15 - Foreign Operations, Export Sales and Major Customers

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

        Net sales to unaffiliated customers, operating income and assets of the U.S. and U.K. operations for the years ended December 31, 1997, 1996, and 1995 are as follows: United United States Kingdom Consolidated (In thousands)


                                              United     United
                                              States     Kingdom    Consolidated
                                             -----------------------------------
                                                       (In thousands)

    Year ended 12/31/97
         Sales to unaffiliated Customers      $60,594     $24,788     $85,382
         Operating income                      $(310)      $1,945      $1,635
         Assets                               $29,867     $26,514     $56,381

    Year ended 12/31/96:
         Sales to unaffiliated Customers      $50,811     $25,025     $75,836
         Operating income                    ($1,501)      $2,155        $654
         Assets                               $31,011     $19,720     $50,731

    Year ended 12/31/95:
         Sales to unaffiliated customers      $58,957     $21,110     $80,067
         Operating income                      $1,169        $422      $1,591
         Assets                               $36,390     $17,022     $53,412

        The breakdown of U.S. sales to foreign countries grouped by geographic area is as follows:





                                           Year           Year            Year
                                           ended          ended           ended
                                         12/31/97       12/31/96        12/31/95
                                         --------       --------        --------
                                                     (In thousands)
Korea                                     $14,051         $2,053            $675
Asia                                        4,307         $3,452          $9,243
North America, other than the U.S.          1,452          3,975           9,232
Middle East                                    74            119           3,142
All other                                   1,414            797             699
                                          -------        -------         ------=
                                          $21,298        $10,396         $22,991
                                          =======        =======         =======


         Sales to Korea in 1997 includes $13 million to one customer.

Note 16 - Quarterly Financial Data (unaudited):

             Summarized quarterly financial data for fiscal 1997 and 1996:


                                                                  (In thousands except per share data)
                                                                                  Quarter
                                                             -----------------------------------------------
                                                               First        Second      Third       Fourth
                                                             ----------   ----------   --------   ----------
Fiscal 1997

Net Sales                                                      $16,123      $26,183    $21,955      $21,121
                                                             ==========   ==========   ========   ==========
Gross Margin                                                    $3,338       $5,344     $5,429       $3,600
                                                             ==========   ==========   ========   ==========
Other Income (expense) net                                        $300         $167        $20        ($38)
                                                             ==========   ==========   ========   ==========
Net income/(loss)                                               ($106)         $870       $712       ($119)
                                                             ==========   ==========   ========   ==========
Basic and diluted net income/(loss) per common share           ($0.02)        $0.15      $0.12      ($0.02)
                                                             ==========   ==========   ========   ==========
Basic weighted average shares outstanding (000's)                5,942        5,942      5,949        5,946
                                                             ==========   ==========   ========   ==========
Diluted weighted average shares outstanding (000's)              5,942        5,943      5,955        5,953
                                                             ==========   ==========   ========   ==========

                                                                                  Quarter
                                                             -----------------------------------------------
                                                               First        Second      Third      Fourth
                                                             ----------   ----------   --------   ----------
Fiscal 1996
Net Sales                                                      $17,865      $13,196    $18,081      $26,694
                                                             ==========   ==========   ========   ==========
Gross Margin                                                    $4,359       $2,818     $4,141       $6,805
                                                             ==========   ==========   ========   ==========
Other Income/(expense)                                           ($48)          $64      ($93)         ($97)
                                                             ==========   ==========   ========   ==========
Net income/(loss)                                                 $181     ($1,170)      ($25)       $1,340
                                                             ==========   ==========   ========   ==========
Basic and diluted net income/(loss) per common share             $0.03      ($0.20)      $0.00        $0.22
                                                             ==========   ==========   ========   ==========
Basic weighted average shares outstanding (000's)                5,985        5,973      5,963        5,836
                                                             ==========   ==========   ========   ==========
Diluted weighted average shares outstanding (000's)              5,987        5,973      5,963        5,837
                                                             ==========   ==========   ========   ==========

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              None.

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

        The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 1997 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 20, 1998.

Item 11 - Executive Compensation

        The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 1997 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 20, 1998.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

        The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 1997 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 20, 1998.

Item 13 - Certain Relationships and Related Transactions

        The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 1997 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 20, 1998. See also Notes to Consolidated Financial Statements, Note 4, appearing in Item 8 herein.

                                     PART IV

Item 14 - Exhibits, Financial Statements Schedules and Reports on Form 8-K

    (a)  Documents Filed as Part of Form 10-K
                                                                            Page

         1.   Financial Statements

         Report of Independent Auditors.......................................17
         Consolidated Balance Sheets as of
          December 31, 1997 and, 1996.........................................18
         Consolidated Statements of Income for
          the years ended December 31, 1997, 1996, and 1995...................19
         Consolidated Statements of Stockholders' Equity
          for the years ended December 31, 1997,
          1996 and 1995.......................................................20
         Consolidated Statements of Cash Flows for years
          ended December 31, 1997, 1996 and 1995..............................21
         Notes to Consolidated Financial Statements........................22-36

         2.   Financial Statement Schedule

         Report of Independent Auditors on Financial
          Statement Schedule..................................................44
         Schedule II - Valuation and Qualifying Accounts......................45

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits                                                                 Page
Exhibits
--------
Exhibit 2(1)        Sale   and    purchase    agreement   of
                    the Francis   Shaw   Rubber    Machinery
                    Business dated December 4,1997,  between
                    Francis Shaw Rubber  Machinery  Limited,
                    PRC Fabrications Limited, EIS Group PLC,
                    Farrel   Bridge   Limited   and   Farrel
                    Limited.  Filed  as an  exhibit  to  the
                    Registrant's  Report  on Form  8K  dated
                    December   19,  1997  and   incorporated
                    herein by reference.                                     N/A

Exhibit 3(a)        Articles of  Incorporation - Filed as an
                    exhibit to the Registrant's Registration
                    Statement as Form S-1 (No. 33-43539) and
                    incorporated herein by reference.                        N/A

Exhibit 3(b)        By-laws  - Filed  as an  exhibit  to the
                    Registrant's  Registration  Statement as
                    Form S-1 (No. 33-43539) and incorporated
                    herein by reference.                                     N/A

Exhibit 4 Amendment and Restatement of the Credit Agreement between Farrel Corporation Chase Manhattan Bank of Connecticut, N.A. and Chase Manhattan Bank N.A. London dated January 23, 1998.

Exhibit 10(b)       Employment  Agreement  between  Rolf  K.
                    Liebergesell  and the Registrant,  dated
                    November  1, 1991 Filed as an exhibit to
                    the Registrant's  Registration Statement
                    as   Form   S-1   (No.   33-43539)   and
                    incorporated herein by reference.                        N/A

Exhibit 10(d)       Standard  Corporate  Financial  Services
                    contract     between    First    Funding
                    Corporation  and the  Registrant,  dated
                    June 17,  1986,  as  amended by a Letter
                    Agreement dated November 1, 1991.  Filed
                    as  an  exhibit   to  the   Registrant's
                    Registration  Statement as Form S-1 (No.
                    33-43539)  and  incorporated  herein  by
                    reference.                                               N/A

Exhibit 10(e)       1997  OMNIBUS  Stock  incentive  Plan  -
                    Filed as an exhibit to the  Registrant's
                    definitive  Proxy  Statement  re: Annual
                    Meeting on May 23, 1997 and incorporated
                    herein by reference.                                     N/A

Exhibit 10(f)       1997 Employee's Stock Purchase Plan -
                    Filed on  the Registrant's  registration
                    Statement as Form S-8 (No. 333-30735) and
                    incorporated herein by reference.                        N/A

Exhibit 10(g)       Environmental   Agreement   between  USM
                    Corporation and the Registrant  dated as
                    of May 12, 1986.  Filed as an exhibit to
                    the Registrant's  Registration Statement
                    as   Form   S-1   (No.   33-43539)   and
                    incorporated herein by reference.                        N/A

Exhibit 10(h)       Form   of    Director    Indemnification
                    Agreement.  Filed as an  exhibit  to the
                    Registrant's  Registration  Statement as
                    Form S-1 (No. 33-43539) and incorporated
                    herein by reference.                                     N/A

Exhibit 10 (I)      Environmental    Settlement    Agreement
                    between  The Black & Decker  Corporation
                    and the  Registrant  dated  February 17,
                    1995.   Filed  as  an   exhibit  to  the
                    Registrant's  Form  10-K  for  the  year
                    ended December 31, 1994.                                 N/A

Exhibit 10 (j)      Secondment  Agreement  between  Karl  N.
                    Svensson and the Registrant, dated March
                    3,  1995.  Filed  as an  exhibit  to the
                    Registrant's  Form 10-Q for the  quarter
                    ended June 30, 1996                                      N/A

Exhibit 11 Statement re: Computation of per share earnings. See Note 13 to the Company's
                    Consolidated Financial Statments included herewith.

Exhibit 21          Subsidiaries  - Filed as an  exhibit  to
                    the Registrant's  Registration Statement
                    as   Form   S-1   (No.   33-43539)   and
                    incorporated herein by reference.                        N/A

Exhibit 23          Consent of Ernst & Young LLP

Exhibit 27          Financial Data Schedule



(b) Reports on Form 8K.

The following report on Form 8-K was filed by the registrant during the quarter ended December 31, 1997.

Item 2           December 19, 1997           The    registrant    completes
                                             acquisition of selected assets
                                             of  the  Francis  Shaw  Rubber
                                             Machinery Business

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Farrel Corporation




                                   /s/Rolf K. Liebergesell
                                   -----------------------------------
                                   Rolf K. Liebergesell
                                   Chief Executive Officer
                                   President and Chairman of the Board


                                   March  30, 1998
                                   ---------------
                                   Date

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Title                                 Date

/s/ Rolf K. Liebergesell
-------------------------        Chief Executive Officer,
Rolf K. Liebergesell             President and chairman            3/30/98
                                 of the Board                    ---------------

/s/ Catherine M. Boisvert
-------------------------        Vice President and Controller,    3/30/98
Catherine M. Boisvert            (Chief Accounting Officer)      ---------------

/s/ Charles S. Jones                                               3/31/98
-------------------------        Director                        ---------------
Charles S. Jones


-------------------------        Director                        ---------------
James A. Purdy


-------------------------        Director                        ---------------
Howard J. Aibel

/s/ Glenn Angiolillo                                               3/27/98
-------------------------        Director                        ---------------
Glenn Angiolillo

/s/ Alberto Shaio                                                  3/30/98
-------------------------        Director                        ---------------
Alberto Shaio

                 Report of Independent Auditors on Consolidated
                          Financial Statement Schedule


The Board of Directors and Stockholders
Farrel Corporation


We have audited the consolidated financial statements of Farrel Corporation as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated March 19, 1998 included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule for the years ended December 31, 1997, 1996 and 1995 listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            /s/ ERNST & YOUNG LLP

                                            Ernst & Young LLP


Stamford, Connecticut
March 19, 1998

                                                                     SCHEDULE II
                               FARREL CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS


COLUMN A                                   COLUMN B                 COLUMN C                 COLUMN D         COLUMN E
--------------------------------------- ----------------  ----------------------------- ------------------ ---------------
                                                                            Charged
                                          Balance at       Charged to     (credited)
                                           beginning        costs and      to other                          Balance at
Name of Debtor                             of period        expenses     accounts (1)    Deductions (2)    end of period
--------------------------------------- ----------------  -------------- -------------- ------------------ ---------------
Year ended 12/31/95
-------------------

Allowance for doubtful
  receivables                                    499           (323)            0                (74)             102
Reserve for excess and obsolete
  inventory items                              2,131            598            (1)            (1,686)           1,042
Accrued installation and warranty
  costs                                        1,915            864           (10)            (1,145)           1,624

Year ended 12/31/96
-------------------
Allowance for doubtful
  receivables                                    102            362            10                (10)             464
Reserve for excess and obsolete
  inventory items                              1,042            119            67               (137)           1,091
Accrued installation and warranty
  costs                                        1,624          1,840            92             (2,196)           1,360

Year ended 12/31/97
-------------------

Allowance for doubtful
  receivables                                    464           (50)            (8)              (227)             179
Reserve for excess and obsolete
  inventory items                              1,091            208           (23)              (525)             751
Accrued installation and warranty
  costs                                        1,360          2,182           (25)            (2,191)           1,326


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