Form 10-Q
period 1998-03-29
FARREL CORP
filed 1998-05-13
CIK 34645

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended  March 29, 1998
                                -----------------------------------

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------
Commission file number    0 -19703
                       ----------------

                               Farrel Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                   22-2689245
          ----------------------                     -----------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                        OUTSTANDING AT     May 8, 1998
--------------------------------------------------------------------------------
Common Stock (Voting), $.01 par value                     5,942,582
                                                     -------------------

                               Farrel Corporation
                               ------------------

                                      Index
                                      -----
                                                                         Page
                                                                         ----
Part I.  Financial Information
         ---------------------

               Consolidated Balance Sheets -
               March 29, 1998 and December 31, 1997                        3

               Consolidated Statements of Operations -
               Three Months Ended March 29, 1998
                 and March 30, 1997                                        4

               Consolidated Statements of Cash Flows -
               Three Months ended March 29, 1998
                 and March 30, 1997                                        5

               Notes to Consolidated Financial Statements                  6

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         7

               Exhibit 11 - Computation of Earnings Per Share             10

Part II.  Other Information                                               11
          -----------------

                         Part I - Financial Information
                               FARREL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                         March 29,              December 31,
                                                                           1998                     1997
ASSETS                                                                 (Unaudited)
      Current Assets:
         Cash and cash equivalents                                            $3,533                    $1,447
         Accounts receivable, net of allowance for
            doubtful accounts of  $224 and $179,
            respectively                                                      13,613                    14,423
         Inventory (Note 2)                                                   23,397                    18,277
         Other current assets                                                  2,485                     2,957
                                                                      ---------------        ------------------
                       Total current assets                                   43,028                    37,104
         Property, plant and equipment - net
            of accumulated depreciation of $10,319 and
            $9,786, respectively                                              12,602                    12,416
         Goodwill (Note 3)                                                     4,351                     5,295
         Asset purchase agreement receivable (Note 3)                            742
         Other Assets                                                          1,489                     1,566
                                                                      ---------------        ------------------
Total Assets                                                                 $62,212                   $56,381
                                                                      ===============        ==================
LIABILITIES & STOCKHOLDERS' EQUITY Current Liabilities:
            Accounts payable                                                 $10,328                    $8,317
            Accrued expenses & taxes                                           4,354                     4,753
            Advances from customers                                            8,627                     6,412
            Accrued installation & warranty costs                              1,141                     1,326
            Dividends payable                                                      -                       951
            Short - term debt                                                  4,275                     1,527
                                                                      ---------------        ------------------
                        Total current liabilities                             28,725                    23,286
         Long - term debt                                                      5,386                     5,283
         Postretirement benefit obligation                                     1,202                     1,213
         Long term pension obligation                                            592                       592
         Deferred income taxes                                                   193                       225
         Commitments and contingencies                                             -                         -
                                                                      ---------------        ------------------
                        Total Liabilities                                     36,098                    30,599
                                                                      ---------------        ------------------
         Stockholders' Equity:
            Preferred stock, par value $100, 1,000,000
                  shares authorized, no shares issued                              -                         -
            Common stock, par value $.01,
                 10,000,000 shares authorized,
                  6,142,106 shares issued                                         61                        61
            Paid in capital                                                   19,295                    19,295
            Treasury stock, 199,524 shares at  March 29, 1998
            and December 31, 1997                                              (984)                     (984)
            Retained earnings                                                  7,886                     7,776
            Accumulated other comprehensive expense                            (144)                     (366)
                                                                      ---------------        ------------------
                        Total Stockholders' Equity                            26,114                    25,782
                                                                      ---------------        ------------------
Total Liabilities and Stockholders' Equity                                   $62,212                   $56,381
                                                                      ===============        ==================

           See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share and share data)


                                                               Three Months Ended
                                                               ------------------
                                                       March 29,            March 30,
                                                         1998                 1997
                                                      (unaudited)          (unaudited)
Net Sales                                                  $15,976               $16,123

Cost of sales                                               11,740                12,785
                                                    ---------------     -----------------

Gross margin                                                 4,236                 3,338

Operating expenses:

    Selling                                                  1,732                 1,657

    General & administrative                                 1,769                 1,763

    Research & development                                     318                   390
                                                    ---------------     -----------------

Total operating expenses                                     3,819                 3,810
                                                    ---------------     -----------------

Operating income/(loss)                                        417                 (472)

Interest income                                                157                    54

Interest expense                                             (315)                  (10)

Other (expense) income, net                                   (76)                   256
                                                    ---------------     -----------------

Income(loss) before income taxes                               183                 (172)

(Provision) benefit for income taxes                          (73)                    66
                                                    ---------------     -----------------

Net income (loss)                                             $110                ($106)
                                                    ===============     =================

Per share data:

Basic and Diluted net income (loss)
    per common share                                         $0.02               ($0.02)
                                                    ===============     =================
Average shares outstanding:
   Basic                                                 5,942,582             5,942,382
                                                    ===============     =================
   Diluted                                               5,982,985             5,942,382
                                                    ===============     =================

           See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Three Months Ended
                                                                                  ------------------
                                                                             March 29,             March 30,
                                                                               1998                   1997
                                                                            (Unaudited)           (Unaudited)
Cash flows from operating activities:
  Net Income/(loss)                                                               $110               ($106)
  Adjustments to reconcile net (loss)/income to net
  cash provided/(used in) by operating activities:
    Gain on disposal of fixed assets                                                 -                (299)
    Depreciation and amortization                                                  484                  413
    Decrease in accounts receivable                                                956                4,751
    (Increase) in inventory                                                    (4,539)              (6,725)
    Increase in accounts payable                                                 1,884                  663
    Increase in customer advances                                                3,143                1,736
    (Decrease) in accrued expenses & taxes                                       (712)                (303)
    (Decrease) in accrued installation and warranty costs                        (195)                (219)
    (Decrease)/increase in deferred income taxes                                  (38)                  133
    Other                                                                        (318)                  191
                                                                   --------------------    -----------------
    Total adjustments                                                              665                  341
                                                                   --------------------    -----------------
    Net cash provided by operating activities                                      775                  235
                                                                   --------------------    -----------------
Cash flows from investing activities:
    Proceeds from disposal of fixed assets                                           -                  444
    Purchases of property, plant and equipment                                   (460)                 (67)
                                                                   --------------------    -----------------
    Net cash provided by/(used in) investing activities                          (460)                  377
Cash flows from financing activities:
    Proceeds from short-term borrowing, net                                      2,682                    -
    Used for dividends paid                                                      (951)                    -
                                                                   --------------------    -----------------
    Net cash provided by financing activities                                    1,731                    0
Effect of foreign currency exchange rate changes on cash                            40                 (81)
                                                                   --------------------    -----------------
Net increase in cash and cash equivalents                                        2,086                  531
    Cash and cash equivalents - Beginning of period                              1,447                3,832
                                                                   --------------------    -----------------
    Cash and cash equivalents - End of period                                   $3,533               $4,363
                                                                   ====================    =================
Income taxes paid                                                                 $106                  $45
                                                                   ====================    =================
Interest paid                                                                     $179                   $1
                                                                   ====================    =================

           See Accompanying Notes to Consolidated Financial Statements

                               Farrel Corporation
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis Of Presentation

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the consolidated financial position of Farrel Corporation ("Farrel" or "the Company") as of March 29, 1998, and the consolidated results of its operations and cash flows for the three months ended March 29, 1998 and March 30, 1997. These results are not necessarily indicative of results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1997.

Note 2 - Inventory


    Inventory is comprised of the following:             March 29,               December 31,
                                                           1998                      1997
                                                                   (In thousands)
    Stock and raw materials.......................        $10,673                    $9,459
    Work-in process...............................         12,724                     8,818
                                                          -------                   -------
    Total.........................................        $23,397                   $18,277
                                                          =======                   =======

    See also Note 3 regarding the valuation of the inventory  acquired from EIS.

Note 3 - Asset Purchase

     On December 19, 1997, the Company acquired certain assets of the Francis Shaw Rubber Machinery operations ("Shaw") from EIS Group PLC for approximately $10.9 million. The Asset Purchase Agreement ("Agreement") provides for a reduction in the purchase price to the extent that the value of the closing date inventory was less than the contract amount. The Company has objected to the inventory valuation. In addition, if the acquired assets do not generate at least an approximately $1.67 million pre-tax profit, as defined, the Agreement provides for a reduction in the purchase price. Included in total assets, with a corresponding reduction in goodwill, is an amount due from the seller calculated under the terms of the Agreement.

     The results of operations of Shaw are included in the consolidated results of operations of the Company. The seller did not maintain and the Company was not provided historical financial information for the Shaw operations. Based on the limited information available, the Company estimates that the pro forma revenues and net loss for the three months ended March 30, 1997 would not vary materially from the historical amounts recorded in the consolidated statements of operations.

Note 4 -  Comprehensive Income

         As of January 1, 1998, the Company adopted Financial Accounting Standard No. 130, "Reporting Comprehensive Income". Standard No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of the statement had no impact on the Company's net income or stockholders equity.

         The components of comprehensive income (loss), for the three-month periods ended are as follows:

                                                      March 29,      March 30,
                                                        1998           1997
                                                        ----           ----
                                                           (In thousands)
         Net income (loss)                              $110          $(106)
         Foreign currency translation adjustments        222           (491)
                                                       -----          ------
         Comprehensive income (loss)                    $332          $(597)
                                                       =====          ======

         The components of accumulated other comprehensive expense, net of related tax, are as follows:

                                                     March 29,      December 31,
                                                        1998            1997
                                                        ----            ----
                                                           (In thousands)
         Minimum pension liability                    $(303)          $(303)
         Foreign currency translation adjustments       159             (63)
                                                      ------          ------
         Accumulated comprehensive expense            $(144)          $(366)
                                                      ======          ======

PART I - ITEM 2 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATIONS

Safe Harbor Statements under Private Securities Litigation Reform Act of 1995

         Certain statements contained in the Company's public documents, including in this report and in particular, in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be forward looking and may be subject to a variety of risks and uncertainties. Various factors could cause actual results to differ materially from these statements. These factors include, but are not limited to pricing pressures from competitors and/or customers; continued economic and political uncertainty in certain of the Company's markets; the Company's ability to maintain and increase gross margin levels; the Company's ability to generate positive cash; changes in business conditions, in general, and, in particular, in the businesses of the Company's customers and competitors and; other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission.

Results of Operations

Three Months Ended March 29, 1998 Compared To The Three Months Ended March 30, 1997

         Net sales for the first quarter of 1998 were $16.0 million compared to $16.1 million during the first quarter of 1997. The 1998 amount includes net sales of approximately $2.4 million from Farrel Shaw Limited ("Shaw") which was acquired on December 19, 1997. Excluding the net sales of Shaw, net sales would have declined approximately $2.5 million during the first quarter of 1998. The decrease is largely attributed to one large shipment of approximately $3.6 million included in the first quarter of 1997. Purchases by any single customer typically will vary significantly from period to period according to the customers' capital needs. Management believes the Company operates in markets which are extremely competitive. Many of our customers and markets operate at less than full capacity and certain markets, in particular, the Far East, remain particularly competitive and difficult to penetrate.

         During the first quarter of 1998 the Company received $30.2 million in orders including approximately $6.0 million from the Shaw operations compared to $15.4 million during the first quarter of fiscal 1997. In the case of major equipment orders, up to 12 months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may be recognized in a later accounting period than the one in which the order was received. In addition, the cyclical nature of industry demand and, therefore, order intake, may effect the Company's quarterly results of operations. The
Company's ability to maintain and increase net sales depends upon a strengthening and stability in the Company's traditional markets. There can be no assurance that any such improvement will lead to increased orders for the Company's products. Firm backlog at the end of the first quarter of 1998 was $60.8 million compared to $46.5 million at December 31, 1997 and $50.2 million at the end of the first quarter of 1997. Firm backlog as of May 8, 1998 and 1997 was $59.0 million and $43.0 million, respectively.

         Gross margin in the first quarter of 1998 was $4.2 million compared to $3.3 million reported for the first quarter of 1997. The margin percentage increased to 26.5% from 20.7%. The increase in comparative gross margin is largely attributed to a higher proportion of spare parts, rebuild and repair business which generates a higher margin than new machine sales. In addition, the first quarter of 1997 included a large new machine shipment with relatively lower margin.

         Operating expenses in the first quarter of 1998 and 1997 were $3.8 million. The first quarter of 1998 includes selling expenses of $132,000 and general and administrative expenses of $239,000 at the newly acquired Shaw operations. Excluding the impact of the Shaw operations, operating expenses decreased by approximately $.3 million to $3.5 million for the first quarter of 1998. The decrease is largely attributed to reductions in marketing programs, professional fees, insurance and continuing efforts to steadily control expenses. The Company intends to consolidate the operation of Shaw into manufacturing and administrative facilities in Rochdale, England. The Company expects the consolidation to be accomplished in the first half of 1999. Research and Development decreased as a result of lower headcount and decrease in consumable operating supplies.

         Interest expense, net of interest income, for the first quarter of 1998, was $158,000 an increase of $114,000 from the first quarter of 1997. The increase is due to borrowings associated with the acquisition of the Shaw operations.

         Other income, net of other expense, in the first quarter of 1997, includes approximately $.3 million of gains on the disposal of the excess machinery and equipment. No significant items occurred during the first quarter of 1998.

         The income tax rate in the first quarter of 1998 and 1997, as a percentage of pre-tax results of operations, was 40.1% and 38.4%, respectively. The Company provides for income taxes in the jurisdictions in which it pays for income taxes at the statutory rates in effect in each jurisdiction adjusted for differences in providing for income taxes between financial reporting and income tax purposes.

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

Liquidity and Capital Resources; Capital Expenditures

         Working capital and the working capital ratio at March 29, 1998 were $14.3 million and 1.5 to 1, respectively, compared to $13.8 million and 1.6 to 1 at December 31, 1997, respectively. Subsequent to the end of the first quarter of 1998, the Company paid a dividend of $.04 per share. The Company's ability to pay dividends in the future is generally limited under its credit facility described below to the aggregate of (a) 25% of net income during the most recently completed four fiscal quarters after deducting distributions previously made and (b) purchases by the Company of its common stock during the same period, without the consent of and/or waiver by the Company's bank. The Company received a waiver from its bank with respect to dividends paid in 1998.

         Due to the nature of the Company's business, many sales are of a large dollar amount. Consequently, the timing of recording such sales may cause the balances in accounts receivable and/or inventory to fluctuate dramatically between quarters and may result in significant fluctuations in cash provided by operations. Historically, the Company has not experienced significant problems regarding the collection of accounts receivable. The Company has also generally financed its operations with cash generated by operations, with progress payments from customers and with borrowings under its bank credit facilities. Management anticipates that its cash balances, operating cash flows and available credit line will be adequate to fund anticipated capital commitments and working capital requirements for at least the next twelve months including the integration of the Shaw asset acquisition. The Company made capital expenditures of $.5 million and $.1 million during the first quarter of fiscal 1998 and 1997, respectively.

         The Company has a worldwide multi-currency credit facility with a major U.S. bank in an amount of $25.0 million consisting of an $18.5 million revolving credit facility and a five year term loan for direct borrowings and letters of credit and up to (pound)3.0 million for foreign exchange contracts. The facility contains limitations on direct borrowings and letters of credit combined based upon stipulated levels of accounts receivable, inventory and backlog. The facility also contains covenants specifying minimum and maximum thresholds for operating results and selected financial ratios. There were $9.6 million and $7.1 million in direct borrowings under this facility at March 29, 1998, and December 31, 1997, respectively. There were $ 5.9 million and $6.0 million of letters of credit outstanding at March 29, 1998 and December 31, 1997, respectively. The facility expires on January 28, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

         As of January 1, 1998, the Company adopted Financial Accounting Standard No. 130, "Reporting Comprehensive Income". Standard No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholder's equity. Statement 130 requires the Company's foreign currency translation and minimum pension liability which, prior to adoption, were reported separately in stockholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Standard No. 130.

         During the first quarter of 1998 and 1997, total  comprehensive  income
(loss) amounted to $.3 million and ($.6) million, respectively.


Item 2 - Quantitative and Qualitative Disclosures About Market Risk - Not applicable.

                                                                    Exhibit 11
                               FARREL CORPORATION
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                 (In thousands, except per share and share data)


                                                                     Three Months Ended
                                                       -------------------------------------------
                                                           March 29,                 March 30,
                                                             1998                      1997


Net income (loss) applicable to common stock                       $110                   ($106)
                                                       =================         ================
Weighted average number of common
shares outstanding -  Basic earnings per share                5,942,582                5,942,382

Effect of dilutive stock and purchase  options                   40,403                        -
                                                       -----------------         ----------------

Weighted average number of common
shares outstanding - Diluted earnings per share               5,982,985                5,942,382
                                                       =================         ================

Net income/(loss) per common
  share - Basic                                                   $0.02                  ($0.02)
                                                       =================         ================
  share - Diluted                                                 $0.02                  ($0.02)
                                                       =================         ================


PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 10(b) Amendment to Employment Agreement between Rolf K. Liebergesell and Farrel Corporation effective as of December 1, 1997.

Exhibit 11          (Regulation S-K) Computation of Earnings Per Share.

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


                                            FARREL CORPORATION
                                            REGISTRANT




DATE: May 13, 1998                          /s/ ROLF K. LIEBERGESELL
                                            ------------------------------------
                                            ROLF K. LIEBERGESELL
                                            CHIEF EXECUTIVE OFFICER, PRESIDENT
                                            AND CHAIRMAN OF THE BOARD





DATE: May 13, 1998                          /s/ CATHERINE M. BOISVERT
                                            ------------------------------------
                                            CATHERINE M. BOISVERT
                                            VICE PRESIDENT AND CONTROLLER
                                            (CHIEF ACCOUNTING OFFICER)