Form 10-Q/A
period 1998-03-29
FARREL CORP
filed 1998-05-19
CIK 34645

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
                                                     -------------------

                               Farrel Corporation
                               ------------------

                                      Index
                                      -----
                                                                         Page
                                                                         ----
Part I.  Financial Information
         ---------------------

               Consolidated Balance Sheets -
               March 29, 1998 and December 31, 1997                       4

               Consolidated Statements of Operations -
               Three Months Ended March 29, 1998
                 and March 30, 1997                                       5

               Consolidated Statements of Cash Flows -
               Three Months ended March 29, 1998
                 and March 30, 1997                                       6

               Notes to Consolidated Financial Statements                 7


Part II.  Other Information                                               9
          -----------------

                                EXPLANATORY NOTE


This amendment to the Quarterly Report on Form 10-Q of Farrel Corporation for the quarter ended March 29, 1998 is being filed to correct an error in the compilation of the Consolidated Balance Sheet for the captions Cash and Short-term debt and the related Statement of Cash Flows and to make corresponding adjustments to the Financial Data Schedule.

                         Part I - Financial Information
                               FARREL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                         March 29,              December 31,
                                                                           1998                     1997
ASSETS                                                                 (Unaudited)
      Current Assets:
         Cash and cash equivalents                                            $1,719                    $1,447
         Accounts receivable, net of allowance for
            doubtful accounts of  $224 and $179,
            respectively                                                      13,613                    14,423
         Inventory (Note 2)                                                   23,397                    18,277
         Other current assets                                                  2,485                     2,957
                                                                      ---------------        ------------------
                       Total current assets                                   41,214                    37,104
         Property, plant and equipment - net
            of accumulated depreciation of $10,319 and
            $9,786, respectively                                              12,602                    12,416
         Goodwill (Note 3)                                                     4,351                     5,295
         Asset purchase agreement receivable (Note 3)                            742
         Other Assets                                                          1,489                     1,566
                                                                      ---------------        ------------------
Total Assets                                                                 $60,398                   $56,381
                                                                      ===============        ==================
LIABILITIES & STOCKHOLDERS' EQUITY Current Liabilities:
            Accounts payable                                                 $10,328                    $8,317
            Accrued expenses & taxes                                           4,354                     4,753
            Advances from customers                                            8,627                     6,412
            Accrued installation & warranty costs                              1,141                     1,326
            Dividends payable                                                      -                       951
            Short - term debt                                                  2,461                     1,527
                                                                      ---------------        ------------------
                        Total current liabilities                             26,911                    23,286
         Long - term debt                                                      5,386                     5,283
         Postretirement benefit obligation                                     1,202                     1,213
         Long term pension obligation                                            592                       592
         Deferred income taxes                                                   193                       225
         Commitments and contingencies                                             -                         -
                                                                      ---------------        ------------------
                        Total Liabilities                                     34,284                    30,599
                                                                      ---------------        ------------------
         Stockholders' Equity:
            Preferred stock, par value $100, 1,000,000
                  shares authorized, no shares issued                              -                         -
            Common stock, par value $.01,
                 10,000,000 shares authorized,
                  6,142,106 shares issued                                         61                        61
            Paid in capital                                                   19,295                    19,295
            Treasury stock, 199,524 shares at  March 29, 1998
            and December 31, 1997                                               (984)                     (984)
            Retained earnings                                                  7,886                     7,776
            Accumulated other comprehensive expense                             (144)                     (366)
                                                                      ---------------        ------------------
                        Total Stockholders' Equity                            26,114                    25,782
                                                                      ---------------        ------------------
Total Liabilities and Stockholders' Equity                                   $60,398                   $56,381
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
                                                    ===============     =================

           See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Three Months Ended
                                                                                  ------------------
                                                                             March 29,             March 30,
                                                                               1998                   1997
                                                                            (Unaudited)           (Unaudited)
Cash flows from operating activities:
  Net Income/(loss)                                                               $110               ($106)
  Adjustments to reconcile net (loss)/income to net
  cash provided/(used in) by operating activities:
    Gain on disposal of fixed assets                                                 -                (299)
    Depreciation and amortization                                                  484                 413
    Decrease in accounts receivable                                                956               4,751
    (Increase) in inventory                                                     (4,539)             (6,725)
    Increase in accounts payable                                                 1,884                 663
    Increase in customer advances                                                3,143               1,736
    (Decrease) in accrued expenses & taxes                                        (712)               (303)
    (Decrease) in accrued installation and warranty costs                         (195)               (219)
    (Decrease)/increase in deferred income taxes                                   (38)                133
    Other                                                                         (318)                191
                                                                   --------------------    ----------------
    Total adjustments                                                              665                 341
                                                                   --------------------    ----------------
    Net cash provided by operating activities                                      775                 235
                                                                   --------------------    ----------------
Cash flows from investing activities:
    Proceeds from disposal of fixed assets                                           -                 444
    Purchases of property, plant and equipment                                    (460)                (67)
                                                                   --------------------    ----------------
    Net cash provided by/(used in) investing activities                           (460)                377
Cash flows from financing activities:
    Proceeds from short-term borrowing, net                                        891                   -
    Used for dividends paid                                                       (951)                  -
                                                                   --------------------    ----------------
    Net cash used by financing activities                                          (60)                  0
Effect of foreign currency exchange rate changes on cash                            17                 (81)
                                                                   --------------------    ----------------
Net increase in cash and cash equivalents                                          272                 531
    Cash and cash equivalents - Beginning of period                              1,447               3,832
                                                                   --------------------    ----------------
    Cash and cash equivalents - End of period                                   $1,719              $4,363
                                                                   ====================    ================
Income taxes paid                                                                 $106                 $45
                                                                   ====================    ================
Interest paid                                                                     $179                  $1
                                                                   ====================    ================

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
                                                      ======          ======

PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 10(b) Amendment to Employment Agreement between Rolf K. Liebergesell and Farrel Corporation effective as of December 1, 1997 (incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998 (Commission File No. 0-19703)).

Exhibit 11 (Regulation S-K) Computation of Earnings Per Share (incorporated by reference to Exhibit 11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998 (Commission File No. 0-19703)).

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


                                            FARREL CORPORATION
                                            REGISTRANT




DATE: May 18, 1998                          /s/ ROLF K. LIEBERGESELL
                                            ------------------------------------
                                            ROLF K. LIEBERGESELL
                                            CHIEF EXECUTIVE OFFICER, PRESIDENT
                                            AND CHAIRMAN OF THE BOARD





DATE: May 18, 1998                          /s/ CATHERINE M. BOISVERT
                                            ------------------------------------
                                            CATHERINE M. BOISVERT
                                            VICE PRESIDENT AND CONTROLLER
                                            (CHIEF ACCOUNTING OFFICER)