Form 10-Q
period 1998-06-28
FARREL CORP
filed 1998-08-12
CIK 34645

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended  June 28,1998
                                -----------------------------

                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------
Commission file number    0 -19703
                         --------------------

                               Farrel Corporation
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                     22-2689245
     --------------------------                    ----------------------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
                      -------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                      OUTSTANDING AT    August  5, 1998
--------------------------------------------------------------------------------
Common Stock (Voting), $.01 par value                       5,942,582

                               Farrel Corporation
                               ------------------


                                      Index
                                      -----

                                                                        Page
                                                                        ----
Part I.  Financial Information
         ---------------------

              Consolidated Balance Sheets -
              June 28, 1998 and December 31, 1997                        3

              Consolidated Statements of Operations -
              Three and Six Months Ended June 28, 1998
                and June 29, 1997                                        4

              Consolidated Statements of Cash Flows -
              Six Months ended June 28, 1998
                and June 29, 1997                                        5

              Notes to Consolidated Financial Statements                 6

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        8

              Exhibit 11 - Computation of Earnings Per Share            11

Part II.  Other Information                                             12
          -----------------


                                                Part I - Financial Information
                                                      FARREL CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS
                                              (In thousands, except share data)
                                                                             June 28,                December 31,
                                                                             --------                ------------
                                                                               1998                      1997
                                                                               ----                      ----
ASSETS                                                                     (Unaudited)
    Current Assets:
       Cash and cash equivalents                                                $4,338                    $1,447
       Accounts receivable, net of allowance for
           doubtful accounts of  $226 and $179, respectively                    12,350                    14,423
       Inventory                                                                20,442                    18,277
       Asset purchase agreement receivable                                       1,921
       Other current assets                                                      1,923                     2,957
                                                                         --------------        ------------------
                  Total current assets                                          40,974                    37,104

           Property, plant and equipment - net
           of accumulated depreciation of $10,802 and
           $9,786, respectively                                                 12,627                    12,416
       Goodwill                                                                  4,204                     5,295
       Other Assets                                                              1,965                     1,566
                                                                         --------------        ------------------
        Total Assets                                                           $59,770                   $56,381
                                                                         ==============        ==================
LIABILITIES & STOCKHOLDERS' EQUITY
    Current Liabilities:
           Accounts payable                                                    $10,063                    $8,317
           Accrued expenses & taxes payable                                      4,570                     4,753
           Advances from customers                                               8,568                     6,412
           Accrued installation & warranty costs                                 1,546                     1,326
           Dividend Payable                                                                                  951
           Short - term debt                                                     1,537                     1,527
                                                                         --------------        ------------------
                  Total current liabilities                                     26,284                    23,286

    Long - term debt                                                             4,985                     5,283
    Postretirement benefit obligation                                            1,190                     1,213
    Long-term pension obligation                                                   592                       592
    Deferred income taxes                                                          325                       225
    Commitments and contingencies                                                    -                         -
                                                                         --------------        ------------------
                  Total Liabilities                                             33,376                    30,599
                                                                         --------------        ------------------
    Stockholders' Equity:
           Preferred stock, par value $100, 1,000,000
                 shares authorized, no shares issued                                 -                         -
           Common stock, par value $.01,
                10,000,000 shares authorized,
                 6,142,106 shares issued                                            61                        61
           Paid in capital                                                      19,295                    19,295
           Treasury stock, 199,524 shares at
           June 28, 1998 and December 31, 1997, respectively                      (984)                     (984)
           Retained earnings                                                     8,386                     7,776
           Accumulated other comprehensive expense                                (364)                     (366)
                                                                         --------------        ------------------
                  Total Stockholders' Equity                                    26,394                    25,782
                                                                         --------------        ------------------
Total Liabilities and Stockholders' Equity                                     $59,770                   $56,381
                                                                         ==============        ==================
           See Accompanying Notes to Consolidated Financial Statements


                                                     FARREL CORPORATION
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands, except per share and share data)

                                              Three Months Ended                              Six Months Ended
                                              ------------------                              ----------------
                                       June 28,               June 29,                 June 28,              June 29,
                                         1998                   1997                     1998                  1997
                                         ----                   ----                     ----                  ----
                                                 (unaudited)                                     (unaudited)
Net Sales                                   $24,954                $26,183                  $40,930               $42,306

Cost of sales                                18,854                 20,839                   30,594                33,624
                                    ----------------      -----------------         ----------------      ----------------

Gross margin                                  6,100                  5,344                   10,336                 8,682

Operating expenses:

    Selling                                   1,946                  1,898                    3,678                 3,555

    General & administrative                  2,306                  1,873                    4,075                 3,636

    Research & development                      366                    383                      684                   773
                                    ----------------      -----------------         ----------------      ----------------

Total operating expenses                      4,618                  4,154                    8,437                 7,964
                                    ----------------      -----------------         ----------------      ----------------


Operating income                              1,482                  1,190                    1,899                   718

Interest income                                   6                     92                       58                   146

Interest expense                              (191)                   (60)                    (401)                  (70)

Other income/(expense), net                    (70)                    135                    (146)                   391
                                    ----------------      -----------------         ----------------      ----------------

Income before income taxes                    1,227                  1,357                    1,410                 1,185

Provision for income taxes                      490                    487                      563                   421
                                    ----------------      -----------------         ----------------      ----------------

Net income                                     $737                   $870                     $847                  $764
                                    ================      =================         ================      ================

Per share data:
Basic and Diluted income per
  common share                                $0.12                  $0.15                    $0.14                 $0.13
                                    ================      =================         ================      ================
Average shares outstanding:
  Basic                                   5,942,582              5,941,935                5,942,582             5,942,582
                                    ================      =================         ================      ================
  Diluted                                 5,947,388              5,943,207                5,966,836             5,983,841
                                    ================      =================         ================      ================
   Dividends per share                        $0.04                  $0.16                    $0.04                 $0.16
                                    ================      =================         ================      ================
           See Accompanying Notes to Consolidated Financial Statements


                                                    FARREL CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In thousands)
                                                                                     Six Months Ended
                                                                                     ----------------
                                                                             June 28,                 June 29,
                                                                             --------                 --------
                                                                               1998                     1997
                                                                               ----                     ----
                                                                            (Unaudited)             (Unaudited)
Cash flows from operating activities:
  Net Income                                                                           $847                   $764
  Adjustments to reconcile net income to
  net cash provided by/(used in) operating activities:
    Gain on disposal of fixed assets                                                   (137)                  (299)
    Depreciation and amortization                                                     1,175                    811
    Decrease in accounts receivable                                                   2,110                  7,751
    Increase in inventory                                                            (4,367)                (2,277)
    Increase(decrease) in accounts payable                                            1,669                 (2,002)
    Increase in customer advances                                                     2,133                    822
    Increase  in accrued expenses & taxes                                              (189)                    79
    Increase(decrease) in accrued installation and warranty costs                       215                   (533)
    Increase in deferred income taxes                                                   100                    168
    Other                                                                              (953)                   349
                                                                        --------------------      -----------------
    Total adjustments                                                                 1,756                  4,869
                                                                        --------------------      -----------------
    Net cash provided by operating activities                                         2,603                  5,633
                                                                        --------------------      -----------------
Cash flows from investing activities:
    Refund of Shaw asset purchase price                                               2,701
    Proceeds from disposal of fixed assets                                              160                    547
    Purchases of property, plant and equipment                                       (1,073)                  (262)
                                                                        --------------------      -----------------
    Net cash (used in) provided by investing activities                               1,788                    285

Cash flows from financing activities:
    Repayment of long-term borrowings                                                  (331)                  (102)
    Used for dividends paid                                                          (1,188)                  (953)
                                                                        --------------------      -----------------
    Net cash used by financing activities                                            (1,519)                (1,055)
Effect of foreign currency exchange rate changes on cash                                 19                     16
                                                                        --------------------      -----------------
Net increase in cash and cash equivalents                                             2,891                  4,879
    Cash and cash equivalents - Beginning of period                                   1,447                  3,832
                                                                        --------------------      -----------------
    Cash and cash equivalents - End of period                                        $4,338                 $8,711
                                                                        ====================      =================
Income taxes paid                                                                      $139                    $58
                                                                        ====================      =================
Interest paid                                                                          $311                     $1
                                                                        ====================      =================
           See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the consolidated financial position of Farrel Corporation ("Farrel" or "the Company") as of June 28, 1998, the consolidated results of its operations for the three and six-month periods ended June 28, 1998 and June 29, 1997, and its consolidated cash flows for the six-month periods ended June 28, 1998 and June 29, 1997. These results are not necessarily indicative of results to be expected for the full fiscal year. The statements should be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report and Form 10-K for the year ended December 31, 1997.

NOTE 2 - INVENTORY

         Inventory is comprised of the following:

                                              June 28,              December 31,
                                              --------              ------------
                                                1998                    1997
                                                ----                    ----
                                                       (In thousands)
         Stock and raw materials............   $11,849                  $9,459
         Work-in process....................     8,593                   8,818
                                             ---------                --------
         Total..............................   $20,442                 $18,277
                                               =======                 =======

NOTE 3 - ASSET PURCHASE

         On December 19, 1997, the Company acquired certain assets of the Francis Shaw Rubber Machinery operations ("Shaw") from EIS Group PLC ("EIS") for approximately $10.9 million. The Asset Purchase Agreement ("Agreement") provided for a reduction in the purchase price to the extent that the value of the closing date inventory was less than the contract amount. During June 1998, the Company and EIS agreed to a revised inventory valuation as of December 19, 1997. The inventory value, as per the Agreement, was reduced by approximately $2.7 million and a payment in that amount was received from EIS. Subsequent to recording the inventory valuation in the preliminary purchase accounting an additional inventory reduction of approximately $.9 million was recorded with a corresponding increase in goodwill.

         In addition, if the acquired assets do not generate at least (pound)1.0 million (approximately $1.67 million) of pre-tax profit, as defined, the Agreement provides for a reduction in the purchase price. Included in total assets, with a corresponding reduction in goodwill, is an amount due from the seller calculated under the terms of the Agreement based upon the year to date results.

         The results of operations of Shaw are included in the consolidated results of operations of the Company for the 1998 periods. The seller did not maintain and the Company was not provided historical financial information for the Shaw operations. Therefore, the proforma results for the six months ending June 29, 1997 are not avaliable. Based on the limited information available, the Company estimates that the pro forma revenues and net income for the six months ended June 29, 1997, would not vary materially from the historical amounts recorded in the consolidated statements of operations.

NOTE 4 -  COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted Financial Accounting Standard No. 130, "Reporting Comprehensive Income". Standard No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of the statement had no impact on the Company's net income or stockholders equity.

         The components of other comprehensive income, for the six-month periods ended are as follows:

                                                       June 28,         June 29,
                                                         1998             1997
                                                         ----             ----
                                                            (In thousands)
          Net income                                      $847            $764
          Foreign currency translation adjustments           2           ( 268)
                                                       -------           ------
          Other comprehensive income                      $849            $496
                                                         =====            ====

        The components of accumulated other comprehensive expense, net of related tax, are as follows:
                                                       June 28,     December 31,
                                                         1998           1997
                                                         ----           ----
                                                            (In thousands)
          Minimum pension liability                     $ (303)          $(303)
          Foreign currency translation adjustments         (61)            (63)
                                                        -------         -------
          Accumulated other comprehensive expense        $(364)          $(366)
                                                         ======          ======

PART I - ITEM 2 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATIONS

SAFE HARBOR STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements contained in the Company's public documents, including in this report and in particular in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be forward looking and may be subject to a variety of risks and uncertainties. Various factors could cause actual results to differ materially from these statements. These factors include, but are not limited to pricing pressures from competitors and/or customers; continued economic and political uncertainty in certain of the Company's markets; the Company's ability to maintain and increase gross margin levels; the Company's ability to generate positive cash; changes in business conditions, in general, and, in particular, in the businesses of the Company's customers and competitors; and other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 28, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 29, 1997

         Year to date net sales in 1998 and 1997 were $40.9 million and $42.3 million, respectively. The 1998 amount includes net sales of approximately $5.4 million by Farrel Shaw Limited ("Shaw") which was acquired on December 19, 1997. Excluding Shaw sales, net sales would have declined $6.8 million during the six months ended June 28, 1998 compared to June 29, 1997. This decrease is largely due to the timing of when customer orders shipped in each period were received. A substantial portion of the 1997 shipments reflect several individually large orders received in 1996. Management believes the Company operates in markets which are extremely competitive. Many of our customers and markets operate at less than full capacity and certain markets, in particular, the Far East, remain particularly competitive and difficult to penetrate.

         The Company received $50.3 million in orders including approximately $7.6 million from the newly acquired Shaw operations and several individually large orders during the first six months of 1998 compared to $35.0 million during the same period of 1997. In the case of major equipment orders, up to 12 months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may represent orders received in the current or previous fiscal quarters. In addition, the cyclical nature of industry demand and, therefore, order intake, may affect the Company's quarterly results of operations. The Company's ability to maintain and increase net sales depends upon a strengthening and stability in the Company's traditional markets. There can be no assurance that any such improvement will lead to increased orders for the Company's products. Firm backlog at June 28, 1998 was $56.3 million, including $8.2 million at Shaw, compared to $46.5 million at December 31, 1997 and $42.9 million at the end of the second quarter of 1997. Backlog at August 5, 1997 was $51.8 million.

         Year to date gross margin in 1998 and 1997 was $10.3 million and $8.7 million, respectively. the margin percentage increased to 25.2% from 20.5% largely due to the mix of products sold in the two periods. The 1998 shipments include a higher relative proportion of spare parts, rebuild and repair sales than in 1997 which generate higher margins than the new machine sales. In addition, 1997 included several large new machine shipments with relatively lower gross margins.

         Year to date operating expenses increased $.4 million to $8.4 million in 1998 compared to 1997. The 1998 amount includes selling expenses of $.3 million and general and administrative expenses of $.6 million at the newly acquired Shaw operations. Excluding the impact of the Shaw operations, operating expenses decreased by $.5 million to $7.5 million in the six month period ended June 28, 1998. The decrease is largely attributed to reductions in marketing programs, professional fees, insurance and continuing effects to steadily control expenses. The Company intends to consolidate the operations of Shaw into manufacturing and administrative facilities in Rochdale, England. The Company expects the consolidation to be accomplished in the first half of 1999. The Company has reduced headcount at Shaw to 110 at June 28, 1998 compared to 218 at December 31, 1997. Research and development costs declined primarily as a result of reduced headcount.

         Year to date interest expense at June 28, 1998, was $.4 million, an increase of $.3 million from 1997. The increase is due to borrowings associated with the acquisition of the Shaw operations. Interest income was $.1 million for the six month period ended June 28, 1998 and June 29, 1997.

         Other income, net of other expense, includes approximately $.2 million for the six month period ended June 28, 1998 from the disposal of machinery and equipment the Company will no longer use and $.5 million for the same period in 1997. The impact of foreign currency on the consolidated results of operations for 1998 compared to 1997 was not significant.

         The effective income tax rate in 1998 and 1997 was 39.9% and 35.5%, respectively. The Company provides for income taxes in the jurisdictions in which it pays income taxes at the statutory rates in effect in each jurisdiction adjusted for differences in providing for income taxes for financial reporting and income tax purposes.

THREE MONTHS ENDED JUNE 28, 1998 COMPARED TO THREE MONTHS ENDED JUNE 29, 1997.

         Net sales for the second quarter of 1998 were $24.9 million, compared to the $26.2 million for the second quarter of 1997. Order intake in the second quarter of 1998 was $20.1 million including approximately $1.6 million from the Shaw operations, compared to $19.4 million in the second quarter of 1997. Sales, orders and backlog levels varied when comparing the two quarters due to the same reasons previously discussed.

         Gross margin in the second quarter of the current year was $6.1 million compared to $5.3 million in the second quarter of 1997 and the margin percentage increased to 24.4% from 20.4%, respectively. These variations in margin dollars and percentages are also attributed to the same reasons previously discussed.

         Total operating expenses increased $.4 million from the second quarter of 1997 to $4.6 million in the second quarter of 1998. The second quarter includes selling expenses of $.2 million and administrative expenses of $.4 million at the newly acquired Shaw facilities. Excluding the impact of the Shaw operations, operating expenses would have declined approximately $.2 million during the second quarter of 1998. The changes in operating expenses are due to the reasons previously discussed.

         Interest expense, for the second quarter of 1998, was $.2 million an increase of $.2 million from the second quarter of 1997. The increase is due to borrowings associated with the acquisition of the Shaw operations.

         Other income, net of other expense in the second quarter of 1998 and 1997 includes approximately $.2 million for the disposal of excess machinery and equipment. The impact of foreign currency on the consolidated results of operations for the second quarter of 1998 compared to 1997 was not significant.

         The tax rate in the second quarter of 1998 and 1997 was 39.9% and 35.9%, respectively. The Company provides for income taxes in the jurisdictions in which it pays for income taxes at the statutory rates in effect in each jurisdiction adjusted for differences in providing for income taxes for financial reporting and income tax purposes.

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

LIQUIDITY AND CAPITAL RESOURCES; CAPITAL EXPENDITURES

         Working capital and the working capital ratio at June 28, 1998 were $14.7 million and 1.5 to 1, respectively, compared to $13.8 million and 1.6 to 1 at December 31, 1997, respectively. During the first six months of 1998, the Company paid a dividend of $.04 per share. The Company has also declared a dividend of $.04 per share to be paid in the third quarter of 1998. The Company's ability to pay dividends in the future is generally limited under its credit facility described below to the aggregate of (a) 25% of net income during the most recently completed four fiscal quarters after deducting distributions previously made and (b) purchases by the Company of its common stock during the same period, without the consent of and/or waiver by the Company's bank. The Company received a waiver from its bank with respect to dividends paid between April 23, 1997 through June 30, 1998.

         Due to the nature of the Company's business, many sales are of a large dollar amount. Consequently, the timing of recording such sales may cause the balances in accounts receivable and/or inventory to fluctuate dramatically between quarters and may result in significant fluctuations in cash provided by operations. Historically, the Company has not experienced significant problems regarding the collection of accounts receivable. The Company has also generally financed its operations with cash generated by operations, with progress payments from customers and with borrowings under its bank credit facilities. The Company made capital expenditures of $1.1 and $.3 million during the first six months of 1998 and 1997, respectively.

         The Company has a worldwide multi-currency credit facility with a major U.S. bank in an amount of $25.0 million consisting of an $18.5 million revolving credit facility for direct borrowings and letters of credit and up to (pound)3.0 million for foreign exchange contracts and a five year term loan. The facility contains limitations on direct borrowings and letters of credit combined based upon stipulated levels of accounts receivable, inventory and backlog. The facility also contains covenants specifying minimum and maximum thresholds for operating results and selected financial ratios. There were $6.5 million and $7.1 million in direct borrowings under this facility at June 28, 1998, and December 31, 1997, respectively. There were $ 5.3 million and $6.0 million of letters of credit outstanding at June 28, 1998 and December 31, 1997, respectively. The revolving credit facility expires on December 31, 1999, the term note matures on December 31, 2002.

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

         For the six months ended June 28, 1998 and June 29, 1997, total comprehensive income amounted to $.8 million and $.5 million, respectively.


ITEM 2 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Not applicable.


                                                                                                             EXHIBIT 11

                                                FARREL CORPORATION
                                                ------------------
                                   STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                                   ----------------------------------------------
                                   (In thousands, except per share and share data)
                                   -----------------------------------------------
                                                            Three Months Ended                Six Months Ended
                                                    -------------------------------------------------------------------
                                                      June 28,          June 29,          June 28,         June 29,
                                                        1998              1997              1998             1997
                                                        ----              ----              ----             ----


Net income  applicable to
   common stock                                              $737              $870              $847             $764
                                                    ==============   ===============   ===============   ==============
Weighted average number of common
shares outstanding -  Basic earnings per share          5,942,582         5,941,935         5,942,582        5,942,582

Effect of dilutive stock and purchase  options              4,806             1,272            24,254           41,259
                                                    --------------   ---------------   ---------------   --------------

Weighted average number of common
shares outstanding - Diluted earnings per share         5,947,388         5,943,207         5,966,836        5,983,841
                                                    ==============   ===============   ===============   ==============

Net income per common
  share - Basic                                             $0.12             $0.15             $0.14            $0.13
                                                    ==============   ===============   ===============   ==============
  share - Fully diluted                                     $0.12             $0.15             $0.14            $0.13
                                                    ==============   ===============   ===============   ==============

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


                                            FARREL CORPORATION
                                            ------------------
                                            REGISTRANT




DATE: 8/3/98                                /s/ Rolf K. Liebergesell
     ------------------                     ------------------------------------
                                            ROLF K. LIEBERGESELL
                                            CHIEF EXECUTIVE OFFICER, PRESIDENT
                                            AND CHAIRMAN OF THE BOARD




DATE: 8/3/98                                /s/ Catherine M. Boisvert
     ------------------                     ------------------------------------
                                            CATHERINE M. BOISVERT
                                            VICE PRESIDENT AND CONTROLLER
                                            (CHIEF ACCOUNTING OFFICER)