Form 10-Q
period 1998-09-27
FARREL CORP
filed 1998-11-12
CIK 34645

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1998
                               ----------------------------------------------
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                            to
                              ----------------------------  --------------------
 Commission file number    0 -19703
                       ---------------

                               Farrel Corporation
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      22-2689245
 -----------------------------               -------------------------------

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

Yes  X          No
   ----           ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
                      -------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                          OUTSTANDING AT November 5, 1997
--------------------------------------------------------------------------------
Common Stock (Voting), $.01 par value                     5,939,486
                                                          ---------

                                      Farrel Corporation
                                      ------------------


                                             Index
                                             -----

                                                                           Page

Part I. Financial Information                                               3
        ---------------------

               Consolidated Balance Sheets -
               September 27, 1998 and December 31, 1997                     3

               Consolidated Statements of Operations -
               Three and Nine months ended September 27, 1998
                 and September 28, 1997                                     4

               Consolidated Statements of Cash Flows -
               Nine months ended September 27, 1998
                 and September 28, 1997                                     5

               Notes to Consolidated Financial Statements                   6

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          8

               Exhibit 11 - Computation of Earnings Per Share              14

Part II. Other Information                                                 15
         -----------------

                                       Part I - Financial Information
                                             FARREL CORPORATION
                                             ------------------
                                        CONSOLIDATED BALANCE SHEETS
                                        ---------------------------
                                     (In thousands, except share data)
                                                                   September 28,       December 31,
                                                                   -------------       ------------
                                                                        1998               1997
                                                                        ----               ----
ASSETS                                                              (Unaudited)
    Current Assets:
       Cash and cash equivalents                                        $1,593               $1,447
       Accounts receivable, net of allowance for
         doubtful accounts of  $191 and $179, respectively              17,234               14,423
       Inventory                                                        19,972               18,277
       Asset purchase agreement receivable                               2,946
       Other current assets                                              2,752                2,957
                                                                  -------------      ---------------
                    Total current assets                                44,497               37,104
       Property, plant and equipment - net
         of accumulated depreciation of $11,442  and
         $9,786, respectively                                           11,714               12,416
       Goodwill                                                          3,088                5,295
       Other Assets                                                      1,781                1,566
                                                                  -------------      ---------------
Total Assets                                                           $61,080              $56,381
                                                                  =============      ===============
LIABILITIES & STOCKHOLDERS' EQUITY
    Current Liabilities:
       Accounts payable                                                 $8,142               $8,317
       Accrued expenses & taxes payable                                  5,463                4,753
       Advances from customers                                          10,917                6,412
       Accrued installation & warranty costs                             1,761                1,326
       Dividend Payable                                                      -                  951
       Short - term debt                                                 1,769                1,527
                                                                  -------------      ---------------
                     Total current liabilities                          28,052               23,286
    Long - term debt                                                     4,750                5,283
    Postretirement benefit obligation                                    1,177                1,213
    Long-term pension obligation                                           592                  592
    Deferred income taxes                                                  331                  225
    Commitments and contingencies                                            -                    -
                                                                  -------------      ---------------
                     Total Liabilities                                  34,902               30,599
                                                                  -------------      ---------------
    Stockholders' Equity:
       Preferred stock, par value $100, 1,000,000
               shares authorized, no shares issued                           -                    -
         Common stock, par value $.01,
              10,000,000 shares authorized,
               6,142,106 shares issued                                      61                   61
       Paid in capital                                                  19,295               19,295
       Treasury stock, 199,120 and 199,524 shares at
       September 27, 1998 and December 31, 1997, respectively             (982)                (984)
       Retained earnings                                                 7,946                7,776
       Accumulated other comprehensive expense                            (142)                (366)
                                                                  -------------      ---------------
                     Total Stockholders' Equity                         26,178               25,782
                                                                  -------------      ---------------
Total Liabilities and Stockholders' Equity                             $61,080              $56,381
                                                                  =============      ===============

                        See Accompanying Notes to Consolidated Financial Statements


                                            FARREL CORPORATION
                                            ------------------
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   -------------------------------------
                              (In thousands, except per share and share data)
                              -----------------------------------------------

                                              Three Months Ended                     Nine Months Ended
                                              ------------------                     -----------------
                                       September 27,      September 28,       September 27,     September 28,
                                           1998              1997                1998              1997
                                           ----              ----                ----              ----
                                                 (Unaudited)                           (Unaudited)
Net Sales                                  $21,626            $21,955             $62,556           $64,261

Cost of sales                               17,285             16,526              47,879            50,150
                                       -------------      -------------       -------------     -------------

Gross margin                                 4,341              5,429              14,677            14,111

Operating expenses:

    Selling                                  2,005              1,739               5,683             5,294

    General & administrative                 2,118              2,111               6,193             5,747

    Research & development                     396                380               1,080             1,153
                                       -------------     -------------       -------------     -------------

Total operating expenses                     4,519              4,230              12,956            12,194
                                       -------------     -------------       -------------     -------------


Operating income/(loss)                       (178)             1,199               1,721             1,917

Interest income                                 40                 62                  98               210

Interest expense                              (160)               (18)               (561)              (88)

Other income/(expense), net                     56                (25)                (90)              364
                                       -------------     -------------       -------------     -------------

Income/(loss) before income taxes             (242)             1,218               1,168             2,403

Provision/(benefit) for income taxes           (40)               506                 523               927
                                       -------------     -------------       -------------     -------------

Net income/(loss)                            ($202)              $712                $645            $1,476
                                       =============     =============       =============     =============
Per share data:

Basic and Diluted  income/(loss)
  per common share                          ($0.03)             $0.12               $0.11             $0.25
                                       =============     =============       =============     =============
Average shares outstanding:
  Basic                                  5,942,338          5,942,212           5,942,664         5,942,153
                                       =============     =============       =============     =============
  Diluted                                5,942,338          5,944,460           5,948,952         5,944,509
                                       =============     =============       =============     =============
   Dividends per share                       $0.04              $0.16               $0.08             $0.32
                                       =============     =============       =============     =============

                        See Accompanying Notes to Consolidated Financial Statements


                                          FARREL CORPORATION
                                          ------------------
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 -------------------------------------
                                            (In thousands)
                                                                    Nine Months Ended
                                                                    -----------------
                                                            September 27,        September 28,
                                                            -------------        -------------
                                                                1998                 1997
                                                                ----                 ----
                                                             (Unaudited)         (Unaudited)
Cash flows from operating activities:
  Net Income                                                         $645              $1,476
  Adjustments to reconcile net income to net
  cash provided by/(used in) operating activities:
    Gain on disposal of fixed assets                                 (227)               (637)
    Depreciation and amortization                                   1,795               1,241
    (Increase)/decrease in accounts receivable                     (2,572)              3,338
    (Increase) in inventory                                        (3,775)             (2,185)
    (Decrease) in accounts payable                                   (339)             (1,449)
    Increase in customer advances                                   4,431                  28
    Increase in accrued expenses & taxes                              163                   4
    Increase (decrease) in accrued installation and                   407                (213)
       warranty costs
    Increase in deferred income taxes                                 106                 123
    Increase in other receivable                                   (2,900)
    Decrease in Goodwill                                            2,387
                                                                      (98)                692
    Other
                                                           ----------------     ---------------
    Total adjustments                                                (622)                942
                                                           ----------------     ---------------
    Net cash provided by operating activities                          23               2,418
                                                           ----------------     ---------------
Cash flows from investing activities:
    Refund of Shaw asset purchase price                             2,701
    Proceeds from disposal of fixed assets                            647                 866
    Purchases of property, plant and equipment                     (1,318)             (1,394)
                                                           ----------------     ---------------
    Net cash provided by (used in) investing activities             2,030                (528)
Cash flows from financing activities:

    Repayment of long-term borrowings                                (663)               (102)
    Proceeds from short-term borrowings, net                          195                   -
    Issuance of treasury stock                                          2                   -
    Used for dividends paid                                        (1,427)             (1,903)
                                                           ----------------     ---------------
    Net cash used in financing activities                          (1,893)             (2,005)
Effect of foreign currency exchange rate changes on cash              (14)               (141)
                                                           ----------------     ---------------
Net increase in cash and cash equivalents                             146                (256)
    Cash and cash equivalents - Beginning of period                 1,447               3,832
                                                           ----------------     ---------------
    Cash and cash equivalents - End of period                      $1,593              $3,576
                                                           ================     ===============
Income taxes paid                                                    $148                $741
                                                           ================     ===============
Interest paid                                                        $407                  $4
                                                           ================     ===============

                      See Accompanying Notes to Consolidated Financial Statements


                               FARREL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the consolidated financial position of Farrel Corporation ("Farrel" or "the Company") as of September 27, 1998, the consolidated results of its operations for the three and nine-month periods ended September 27, 1998 and September 28, 1997, and its consolidated cash flows for the nine-month periods ended September 27, 1998 and September 28, 1997. These results are not necessarily indicative of results to be expected for the full fiscal year. The statements should be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report and Form 10-K for the year ended December 31, 1997.

NOTE 2 - INVENTORY

        Inventory is comprised of the following:

                                                September 27,      December 31,
                                                -------------      ------------
                                                    1998               1997
                                                    ----               ----
                                                        (In thousands)
        Stock and raw materials...............    $ 9,575            $ 9,459
        Work-in process.......................     10,397              8,818
                                                   ------              -----
        Total.................................    $19,972            $18,277
                                                   ======             ======



NOTE 3 - ASSET PURCHASE

        On December 19, 1997, the Company acquired certain assets of the Francis Shaw Rubber Machinery operations ("Shaw") from EIS Group PLC ("EIS") for approximately $10.9 million. The Asset Purchase Agreement ("Agreement") provided for a reduction in the purchase price to the extent that the value of the closing date inventory was less than the contract amount. During June 1998, the Company and EIS agreed to a revised inventory valuation as of December 19, 1997. The inventory value, as per the Agreement, was reduced by approximately $2.7 million and a payment in that amount was received from EIS. Subsequent to recording the inventory valuation in the preliminary purchase accounting an additional inventory reduction of approximately $0.9 million was recorded with a corresponding increase in goodwill.

        In addition, if the acquired assets do not generate at least (pound)1.0 million (approximately $1.67 million) of pre-tax profit, as defined, the Agreement provides for a reduction in the purchase price. Included in total assets, with a corresponding reduction in goodwill, is an amount due from the seller calculated under the terms of the Agreement based upon the year to date results.

        The results of operations of Shaw are included in the consolidated results of operations of the Company for the 1998 periods. The seller (EIS) did not maintain and the Company was not provided historical financial information for the Shaw operations. Therefore, the proforma results for the nine months ending September 28, 1997 are not available. Based on the limited information available, the Company estimates that the pro forma revenues and net income for the nine months ended September 27, 1998, would not vary materially from the historical amounts recorded in the consolidated statements of operations.

NOTE 4 -  COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted Financial Accounting Standard No. 130, "Reporting Comprehensive Income". Standard No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of the statement had no impact on the Company's net income or stockholders equity.

         The components of other comprehensive income, for the nine-month periods ended are as follows:

                                                 September 27,   September 28,
                                                     1998            1997
                                                     ----            ----
                                                        (In thousands)
         Net income                                  $645           $1,476
         Foreign currency translation adjustments     224             (659)
                                                      ---             -----
         Other comprehensive income                  $869             $817
                                                     ====             =====

       The components of accumulated other comprehensive expense, net of related tax, are as follows:
                                                 September 27,   December 31,
                                                     1998          1997
                                                     ----          ----
                                                       (In thousands)
      Minimum pension liability                     $(303)        $(303)
      Foreign currency translation adjustments        161           (63)
                                                    ------        ------
      Accumulated other comprehensive expense       $(142)        $(366)
                                                    ======        ======

PART I - ITEM 2 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION & RESULTS OF OPERATIONS

SAFE HARBOR STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Certain statements contained in the Company's public documents, including in this report and in particular in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be forward looking and may be subject to a variety of risks and uncertainties. Various factors could cause actual results to differ materially from these statements. These factors include, but are not limited to pricing pressures from competitors and/or customers; continued economic and political uncertainty in certain of the Company's markets; the Company's ability to maintain and increase gross margin levels; the Company's ability to generate positive cash; changes in business conditions, in general, and, in particular, in the businesses of the Company's customers and competitors; assessment of the impact of the Year 2000 and other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 27, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 28, 1997

        Year to date net sales in 1998 and 1997 were $62.5 million and $64.3 million, respectively. The 1998 amount includes net sales of approximately $9.2 million by Farrel Shaw Limited ("Shaw") which was acquired on December 19, 1997. Excluding Shaw sales, net sales would have declined $11.0 million during the nine months ended September 27, 1998 compared to September 28, 1997. This decrease is largely due to the timing of when customer orders shipped in each period were received. A substantial portion of the 1997 shipments reflect several individually large orders received in 1996. Management believes the Company operates in markets which are extremely competitive. Many of our customers and markets operate at less than full capacity and certain markets, in particular, the Far East, remain particularly competitive and are subject to extreme economic and financial difficulties at this time.

        The Company received $59.4 million in orders including approximately $9.2 million from the newly acquired Shaw operations during the first nine months of 1998 compared to $53.9 million during the same period of 1997. The recent level of order intake has been impacted by recent uncertain economic news, affecting our customer's capital spending plans. Our products are primarily supplied to manufacturers and represent capital commitments for new plants, expansion or modernization. Excluding Shaw's order intake, the level of orders received has decreased by approximately $3.7 million. In the case of major equipment orders, up to 12 months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may represent orders received in the current or previous fiscal quarters. In addition, the cyclical nature of industry demand and, therefore, order intake, may affect the Company's quarterly results of operations. The Company's ability to maintain net sales depends upon stability in the Company's traditional markets. There can be no assurance that any such level of stability will lead to orders for the Company's products. Firm backlog at September 27, 1998 was $44.8 million, including $5.9 million at Shaw, compared to $46.5 million at December 31, 1997 and $39.8 million at the end of the third quarter of 1997. Backlog at November 5, 1998 was $44.0 million.

        Year to date gross margin in 1998 and 1997 was $14.7 million and $14.1 million, respectively. The margin percentage increased to 23.5% from 22.0% largely due to the mix of products sold in the two periods. The 1998 shipments include a higher relative proportion of spare parts, rebuild and repair sales than in 1997 which generate higher margins than the new machine sales. In addition, 1997 included several large new machine shipments with relatively lower gross margins.

        Year to date operating expenses increased $0.8 million to $13.0 million in 1998 compared to 1997. The 1998 amount includes selling expenses of $0.5 million and general and administrative expenses of $0.9 million at the newly acquired Shaw operation. Excluding the impact of the Shaw operation, operating expenses decreased by $0.6 million to $11.5 million in the nine month period ended September 27, 1998. The decrease is largely attributed to reductions in marketing programs, professional fees, insurance and continuing efforts to steadily reduce expenses. The Company intends to consolidate the operations of Shaw into manufacturing and administrative facilities in Rochdale, England, thereby, reducing a portion of the Shaw overhead expenses. The Company expects the consolidation to be accomplished in the first half of 1999. The Company has reduced headcount at Shaw to 93 at September 27, 1998 compared to 218 at December 31, 1997. Research and development costs declined primarily as a result of reduced headcount.

        Year to date interest expense at September 27, 1998, was $0.6 million, an increase of $0.5 million from 1997. The increase is due to borrowings associated with the acquisition of the Shaw operations. Interest income was $0.1 million for the nine month period ended September 27, 1998 and $0.2 million for the nine month period ended September 28, 1997.

        Other income, net of other expense, includes approximately $0.3 million for the nine month period ended September 27, 1998 from the disposal of machinery and equipment the Company will no longer use and $0.6 million for the same period in 1997. The impact of foreign currency on the consolidated results of operations for 1998 compared to 1997 was not significant.

        The effective income tax rate in 1998 and 1997 was 44.7% and 38.6%, respectively. The Company provides for income taxes in the jurisdictions in which it pays income taxes at the statutory rates in effect in each jurisdiction adjusted for differences in providing for income taxes for financial reporting and income tax purposes.

THREE MONTHS ENDED SEPTEMBER 27, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 28, 1997

        Net sales for the third quarter of 1998 were $21.6 million, compared to the $22.0 million for the third quarter of 1997. Order intake in the third quarter of 1998 was $9.0 million including approximately $1.5 million from the Shaw operations, compared to $18.9 million in the third quarter of 1998. Sales, orders and backlog levels varied when comparing the two quarters due to the same reasons previously discussed.

        Gross margin in the third quarter of the current year was $4.3 million compared to $5.4 million in the third quarter of 1997 and the margin percentage decreased to 20.1% from 24.7%, respectively. The third quarter gross margin percentage decreased due to a higher portion of the quarter's sales being generated by the Shaw operation. The acquisition of the Shaw assets (acquired December 1997) included the assumption of sales contracts negotiated by the seller (EIS), with gross margin percentages lower than the historical levels earned by Farrel.

        Total operating expenses increased $0.4 million from the third quarter of 1997 to $4.5 million in the third quarter of 1998. The third quarter includes selling expenses of $0.2 million and administrative expenses of $0.3 million at the newly acquired Shaw facilities. Excluding the impact of the Shaw operations, operating expenses would have declined approximately $0.2 million during the third quarter of 1998. The changes in operating expenses are due to the reasons previously discussed.

        Interest expense, for the third quarter of 1998, was $0.2 million, an increase of $0.2 million from the third quarter of 1997. The increase is due to borrowings associated with the acquisition of the Shaw operations.

        Other income, net of other expense in the third quarter of 1998 and 1997 includes approximately $0.1 million for the disposal of excess machinery and equipment. The impact of foreign currency on the consolidated results of operations for the third quarter of 1998 compared to 1997 was not significant.

        The tax rate in the third quarter of 1998 and 1997 was 16.5% and 41.5%, respectively. The low tax rate in 1998 is due to the effect of consolidating pretax income and pretax losses from different tax jurisdictions. The Company provides for income taxes in the jurisdictions in which it pays for income taxes at the statutory rates in effect in each jurisdiction adjusted for differences in providing for income taxes for financial reporting and income tax purposes.

MATERIAL CONTINGENCIES

        The Company and The Black & Decker Corporation, in 1995, entered into a Settlement Agreement pursuant to which Black & Decker agreed to assume full responsibility for the investigation and remediation of any pre-May, 1986 environmental contamination at the Company's Ansonia and Derby facilities as required by the Connecticut Department of Environmental Protection (DEP). A preliminary environmental assessment of the Company's properties in Ansonia and Derby, Connecticut has been conducted by Black & Decker. On the basis of the preliminary data now available there is no reason to believe that any remediation activities which might be required as a result of the findings of the assessment will have a material effect upon the capital expenditures, earnings  or the  competitive  position of the  Company.  This  forward  looking statement could, however, be influenced by the results of any further investigation which the DEP might require, by DEP's conclusions and requirements based upon its review of complete information when such is available, unanticipated discoveries, the possibility that new or different environmental laws might be adopted and the possibility that further regulatory review or litigation might become necessary or appropriate.

LIQUIDITY AND CAPITAL RESOURCES; CAPITAL EXPENDITURES

        Working capital and the working capital ratio at September 27, 1998 were $16.4 million and 1.6 to 1.0, respectively, compared to $18.4 million and 2.0 to
1.0 at December 31, 1997, respectively. During the first nine months of 1998, the Company paid dividends totaling $0.08 per share. The Company's ability to pay dividends in the future is generally limited under its credit facility described below to the aggregate of (a) 25% of net income during the most recently completed four fiscal quarters after deducting distributions previously made and (b) purchases by the Company of its common stock during the same period, without the consent of and/or waiver by the Company's bank. The Company received a waiver from its bank with respect to dividends paid between April 23, 1997 through June, 1998.

        Due to the nature of the Company's business, many sales are of a large dollar amount. Consequently, the timing of recording such sales may cause the balances in accounts receivable and/or inventory to fluctuate dramatically between quarters and may result in significant fluctuations in cash provided by operations. Historically, the Company has not experienced significant problems regarding the collection of accounts receivable. The Company has also generally financed its operations with cash generated by operations, with progress payments from customers and with borrowings under its bank credit facilities. The Company made capital expenditures of $1.3 and $1.4 million during the first nine months of 1998 and 1997, respectively.

        The Company has a worldwide multi-currency credit facility with a major U.S. bank in an amount of $25.9 million consisting of an $18.5 million revolving credit facility for direct borrowings and letters of credit and up to (pound)3.0 million for foreign exchange contracts and a five year term loan. The facility contains limitations on direct borrowings and letters of credit combined based upon stipulated levels of accounts receivable, inventory and backlog. The facility also contains covenants specifying minimum and maximum thresholds for operating results and selected financial ratios. There were $6.5 million and $7.1 million in direct borrowings under this facility at September 27, 1998, and December 31, 1997, respectively. There were $5.2 million and $6.0 million of letters of credit outstanding at September 27, 1998 and December 31, 1997, respectively. The revolving credit facility expires on December 31, 1999, the term note matures on December 31, 2002.

        Subsequent to the end of the third quarter, the Company executed a modified extension of its previously announced contract for sale of its Derby, Connecticut real property. The unconditional contract provides for completion of the transaction no later than the 30th of December, 1998 for $2.4 million.

YEAR 2000

        The Company has instituted a Year 2000 readiness project to address the impact and risks related to the ability of the Company's computer hardware, computer programs, equipment with embedded computer chips and critical suppliers to operate and function properly during the year change from December 31, 1999 to January 1, 2000, and to process date information correctly thereafter.

        The project is divided into three components - Business Applications, comprising the Company's internal information systems as well as the readiness of third party suppliers of goods and services whose Year 2000 readiness could potentially have significant impact on the Company's operations; Product Applications, relating to micro-processors within the control equipment sold by the Company; and Equipment Applications, which relate to micro-processors within operating equipment utilized in the Company's day to day operations.

        The project team is made up of internal resources from various disciplines, including operations, facility management, product engineering, management information systems and finance. The major objectives for each component are to: (1) identify and document Year 2000 items which affect the Company; (2) inventory systems, machines and process affected by the Year 2000;
(3) assess Year 2000 readiness for identified items; and (4) design and implement a plan to achieve Year 2000 readiness for significant Year 2000 items. The identification and inventory of systems, machine and processes has been completed. The assessment and plan to achieve Year 2000 readiness are at various stages of completion for each of the three major components.

        The Business Applications component of the Company's Year 2000 plan relates primarily to the Company's principal internal information system which consists of a mainframe operated with third party purchased computer software. The conversion to a Year 2000 compliant version of the software commenced during the third quarter of 1998. This included the replacement of hardware and software for one of our UK operations to provide consistency with the US operation. As of the current date the conversion was completed, however, system testing will continue into the first-half of 1999. Similar systems for our newly acquired subsidiary in the UK have not been upgraded due to the planned consolidation at our other UK operation which has recently been upgraded. The balance of the Company's computer based information systems consist primarily of individual work stations and personal computers. Work stations in Engineering were upgraded in 1997. All personal computer hardware and software has been tested. Modifications to the equipment are being made and upgrades purchased for non-Year 2000 ready equipment. The total amount expended in the current and prior year through September 27, 1998, related to the Company's internal information system was approximately $0.8 million. Additional expenditures to complete this phase is estimated to be less than $0.1 million. A significant portion of these expenditures would have occurred without the Year 2000 issue and, in general, these expenditures have not been accelerated.

        The identification and assessment of critical suppliers of goods and services is in process. Critical suppliers include suppliers of components used in the Company's products as well as suppliers of goods and services used in the Company's operations. Critical suppliers have been identified as suppliers of goods or services that, if interrupted for an extended period, might impact the Company's ability to provide goods and services to its customers, satisfy obligations to its employees and vendors and which might pose a risk of injury or damage to individuals, property or the environment. Critical suppliers of goods and services are being contacted to assess their readiness for the Year 2000. Due to the varying degree of impact the Year 2000 may cause and general uncertainty inherent in the Year 2000 problem, the Company is unable to determine if third party supplier readiness would materially impact the Company's results of operations, liquidity or financial condition.

        The Product Applications component of the Company's Year 2000 plan relates primarily to micro-processors within the control equipment sold by the Company. The Company has identified auxiliary equipment and components which were supplied with its products and which might pose a risk that the Company's product will not function properly in the Year 2000. The process is
approximately  one  third  complete.   Some  supplied   components  may  require
modification or upgrade. Testing is continuing and expected to be completed before December 31, 1998. The cost of an upgrade or modification may result in a warranty obligation and charge to results of operations of the Company. The Company is unable to determine a reasonable estimate at this time. However, some of the cost may be recovered from the Company's vendors.

        Equipment Applications component of the Company's Year 2000 plan relates to microprocessors within the operating equipment utilized in the Company's day to day operations. The identification of equipment used in the Company's operation has been completed. The equipment used in our manufacturing and other operations are not integrated systems, but consist principally of individual stand alone machine tools and equipment. Failure of one piece of equipment would not materially impact operations. Correspondence with the equipment suppliers to determine Year 2000 readiness is in process and expected to be complete before the end of December 1998. Individual pieces of equipment have been identified for replacement. The cost of such equipment identified to date for replacement is not significant. Replacement of all effected equipment is expected to be completed by the middle of 1999.

        The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures might have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its critical suppliers of goods and services. The Company believes that with the completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

        The above contains forward-looking statements including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" statements of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements contained in this Year 2000 disclosure should be read in conjunction with the safe harbor statements of the Private Securities Litigation Reform Act of 1995 contained on page eight of this report.

        Taking into account the foregoing, the following are identified as some, but not all of, important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company: the availability and cost of personnel; the ability to locate and correct all items; and timely responses to and corrections by third-parties and suppliers. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability.

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

        For the nine months ended  September  27, 1998 and  September  28, 1997,
total   comprehensive   income  amounted  to  $0.9  million  and  $0.8  million,
respectively.


ITEM 2 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Not applicable.

                                                                     Exhibit 11

                                       FARREL CORPORATION
                                       ------------------
                         STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                         ----------------------------------------------
                         (In thousands, except per share and share data)
                         -----------------------------------------------

                                                Three Months Ended          Nine Months Ended
                                           -------------------------------------------------------
                                           September 27,    June 29,      June 28,      June 29,
                                              1998            1997          1998          1997
                                              ----            ----          ----          ----


Net income  applicable to
   common stock                                 ($202)          $712           $645        $1,476
                                           ===========   ============   ============  ============
Weighted average number of common
shares outstanding -  Basic earnings        5,942,338      5,942,212      5,942,664     5,942,153
per share

Effect of dilutive stock and purchase          -               2,248          6,288         2,356
options
                                           -----------   ------------   ------------  ------------

Weighted average number of common
shares outstanding - Diluted earnings       5,942,338      5,944,460      5,948,952     5,944,509
per share
                                           ===========   ============   ============  ============

Net income/(loss) per common
  share - Basic                                ($0.03)         $0.12          $0.11         $0.25
                                           ===========   ============   ============  ============
  share - Fully diluted                        ($0.03)         $0.12          $0.11         $0.25
                                           ===========   ============   ============  ============


PART II - OTHER INFORMATION


ITEM 2 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       Exhibit 11 - (Regulation S-K) Computation of Earnings Per Share.

     See Page 14.

       Exhibit 27 - Financial Data Schedule

       Reports on Form 8-K

     No such reports were filed by the Company during the third quarter of 1998.

                                   SIGNATURES
                                   ----------


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                               FARREL CORPORATION
                               ------------------
                               REGISTRANT




DATE:      11/10/98                      /s/ ROLF K. LIEBERGESELL
     -------------------------           ------------------------------------
                                         ROLF K. LIEBERGESELL
                                         CHIEF EXECUTIVE OFFICER,
                                         PRESIDENT AND CHAIRMAN OF THE BOARD





DATE:      11/10/98                      /s/ CATHERINE M. BOISVERT
     -------------------------           ------------------------------------
                                         CATHERINE M. BOISVERT
                                         VICE PRESIDENT AND CONTROLLER
                                         (CHIEF ACCOUNTING OFFICER)