Form 10-K
period 1998-12-31
FARREL CORP
filed 1999-03-31
CIK 34645

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1998
                                                          or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                     to
                               --------------------   -------------
COMMISSION FILE NUMBER              0-19703
                       ---------------------------------------------------------

                               FARREL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                      22-2689245
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)


  25 MAIN STREET, ANSONIA, CONNECTICUT                            06401
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)

(Registrant's telephone number, including area code)      (203) 736-5500
                                                    ----------------------------
Securities registered pursuant to Section 12(b) of the Act:

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 1999 was $5,301,164.

The number of shares outstanding of the registrant's common stock as of March 22, 1999 was 5,386,586 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 2, 1999 are incorporated by reference into Part III.

                     Exhibit Index Appears on Pages 43 - 44

                                     PART I

ITEM 1 - BUSINESS

GENERAL

          Farrel Corporation (the "Company") designs, manufactures, sells and services machinery and associated equipment for the rubber and plastics industries worldwide. The Company's principal products are batch and continuous mixers, single and twin-screw extruders, pelletizers, gear pumps, calenders and mills. In conjunction with sales of capital equipment, the Company provides process engineering, process design and related services for rubber and plastics processing installations. The Company's aftermarket business consists of repair, refurbishment and equipment upgrade services, spare parts sales and field services. The Company also provides laboratory services and facilities for product demonstrations and for the development and testing of rubber and plastics equipment and processes.

          The Company's rubber processing equipment is primarily sold to tire manufacturers and manufacturers of rubber goods, such as sheet products, molded products, automotive components, footwear and wire and cable. In the plastics processing industry, the Company's equipment is primarily sold to large plastic resins producers and compounders of plastics. The Company markets its products through its strategically located domestic and international sales and service organization.

COMPANY STRATEGY

          The Company's business objectives are to increase market share in relatively slow-growth markets by broadening its product range, to continue strengthening its market position, particularly in Asia, and competitive displacement. The Company continues to pursue manufacturing cost reductions by continually reevaluating its current operating practices and by purchasing, rather than manufacturing, a significant number of equipment components and maintaining overhead and manpower levels in line with prevailing economic conditions. The Company has taken measures in the recent past to achieve these objectives by transferring U.S. parts manufacturing from Connecticut to its U.K. subsidiary and moving U.S. assembly operations from its Derby, Connecticut plant to its Ansonia, Connecticut facility. (As a result, the Derby facility became surplus and was sold in January 1999.)

          In line with this  growth  strategy,  in  December  1997,  the Company acquired the assets of the Francis Shaw Rubber Machinery ("Shaw") business in England for the production of INTERMIX(R) internal mixers with intermeshing rotors, extruders and related equipment. The products serve principally the technical rubber goods manufacturers and the tire industry. The internal mixers produced by Shaw are essentially similar to the Company's BANBURY(R) internal mixers, differing only in the configuration of the mixing rotors. The combined complimentary product lines provide the Company with global access to all rubber products manufacturers, thereby increasing market share. The Shaw operations were transferred to the Farrel Limited facility beginning in the fall of 1998 and will be totally integrated by the end of the second quarter 1999. As a result, Shaw manpower will have been reduced from 218 to approximately 60 employees and redundant plant overheads totally eliminated.

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

          Many manufacturers in the industries and markets served by the Company's products and services are impacted by local political and economic events. In particular, in the Asia Pacific Region, many of the Company's customers have suspended projects for increased capacity and growth until the region resumes a level of financial stability. Other areas of the Far East continue to experience growth, however, business is extremely competitive. The Company's equipment is supplied to manufacturers and represents capital commitments for new plants, expansion or modernization. New capital and marketing expenditures in the Company's markets depend, in large part, on an increase in market demand which may require the need for additional capacity.

PRODUCTS AND SERVICES

          The Company's products are used to mix and process materials produced by the Company's rubber and plastics producing customers. The Company's principal capital equipment product lines are batch and continuous mixers, single and twin-screw extruders, pelletizers, gear pumps, calenders and mills. The Company also provides process engineering, installation and commissioning services for its equipment. The Company's customer service division repairs, refurbishes and provides upgrade services and spare parts for the Company's installed base of machines worldwide.

          The following table illustrates the percentage breakdown of the Company's sales between new machines/related services and aftermarket business (spare parts, repairs and rebuild) in the last three fiscal years:

                                             Year           Year         Year
                                             ended          ended        ended
                                           12/31/98       12/31/97     12/31/96
                                           --------       --------     --------

New Machines/Related Services.........       56.9%          57.1%         53.3%
Aftermarket...........................       43.1%          42.9%         46.7%
                                            ------         ------        ------
Total.................................      100.0%         100.0%        100.0%
                                            ======         ======        ======

          The Company does not publish a standard price list. Prices for the Company's new equipment are based upon a customer's specifications and/or production requirements. Unit prices for the Company's new equipment products range from approximately $50,000 to more than $4 million.

CUSTOMERS AND MARKETING

          The Company's principal customers are domestic and foreign manufacturers of rubber and plastic materials. The Company's customers often purchase significant equipment for new plants, plant expansion or plant modernization. Purchases by any single customer typically vary significantly from year to year according to each customer's capital equipment needs. As a result, the composition of the Company's customers may vary from one year to the next. The Company considers its operations to be one operating segment. The sales, manufacturing, assembly and distribution are essentially the same. Segment information for new equipment sales, aftermarket sales, geographic sales and operating results for fiscal 1998, 1997 and 1996 are reported in Note 16 to the Consolidated Financial Statements.

          The Company's products are sold primarily by its direct sales and support staff augmented by agents in certain countries. The Company's sales organization is headquartered in Ansonia, Connecticut; Rochdale, England and Singapore. The Company has additional sales and service offices strategically located in the United States, Europe and Taiwan. In certain geographic areas outside the United States, sales are facilitated by independent representatives who assist employees of the Company.

PROCESS LABORATORY SERVICES

          The Company maintains two process laboratories in Ansonia, Connecticut and one laboratory in Rochdale, England. In addition, the Company entered into an agreement with a research and development organization in Taiwan to use and demonstrate the Company's technology. This contractual arrangement provides the Company with laboratory facilities in Asia to compliment the U.S. and U.K. laboratories in that important market area. The Company uses its laboratories to demonstrate the capabilities of its processing equipment and to provide customers with production-sized equipment in order to experiment with new processing techniques and formulations. The Company considers its process laboratories to be vital contributors to its continuing technology development and marketing efforts and routinely modernizes its process laboratories and related equipment. The Company has experienced an increased trend to test its plastics processing machinery, such as the continuous mixer, twin screw and large pelletizing systems, as more new materials are developed by the Company's customers which require testing to determine processing procedures and machine design parameters.

          In 1998, demonstration and laboratory capabilities were enhanced with the installation of the Farrel Twin Screw Extruder (FTX) in two University laboratories: Akron University, Akron, Ohio, USA and the German Rubber Institute in Hanover, Germany. The Company expects to benefit from the installation and operation of these machines by providing exposure of Farrel machinery and technology to new graduates and access to process application development.

COMPETITION

          The Company's products are sold in highly competitive worldwide markets. A number of companies compete directly with the Company in both the rubber and plastics processing markets. Numerous competitors of varying sizes compete with the Company in one or more of its product lines. A number of the Company's competitors are former licensees of the Company, divisions or subsidiaries of larger companies with financial and other resources greater than those of the Company or copycats who mimic the Company's technology and designs. The Company has historically faced, and will continue to face, considerable competitive pressures, particularly predatory price competition and nationalistic preferences. The Company believes that the principal competitive factors affecting its business are price, performance, technology, breadth of product line, product availability, reputation and customer service.

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

BACKLOG

          The Company's backlog of orders considered firm by management at December 31, 1998, 1997 and 1996 was approximately $33 million, $47 million and $50 million, respectively. Substantially all of the orders included in the December 31, 1998 backlog have contractual ship dates in fiscal 1999. Firm backlog at March 19, 1999 and March 20, 1998 was $38 million and $59 million, respectively.

MANUFACTURING

          The Company's manufacturing facility in Rochdale, England provides the Company with fully integrated manufacturing capability including a complete range of machining and fabrication equipment used to produce proprietary components. Final assembly, product testing and quality control activities are performed by Company personnel in both the U.S. and U.K.. The Company also owns repair and rebuild facilities in Ansonia, Connecticut; Deer Park, Texas; and Rochdale, England and contracts for such services in Australia and Singapore.

          The Company's consolidation of its Derby and Ansonia, Connecticut assembly, repair and spare parts operations, into available space in Ansonia has been completed and yielded significant reductions in operating costs. The Derby CT facility was sold in January 1999.

          The production equipment acquired in the 1997 Shaw acquisition, located in Manchester, England, is being transferred to Farrel Limited's facility in nearby Rochdale, England. The facility integration is planned to be completed during the second quarter of 1999 and is expected to generate substantial cost reductions and production efficiencies.

          Management considers the Ansonia, Connecticut, and Rochdale, England facilities to provide the Company with the cost structure to maintain its competitive position.

COMPONENTS AND RAW MATERIALS

          The Company purchases most of the components used in producing its machines from reliable domestic and international suppliers. The basic raw materials used by the Company are steel plates, bars, castings, forgings and hard-surfacing alloys. Principal components and raw materials are available from a number of sources. The Company is not dependent on any supplier that cannot be replaced in the normal course of business. The Company's U.K. subsidiary is a major source of large-scale components of proprietary designs.

RESEARCH AND DEVELOPMENT AND ENGINEERING

           The Company's research and development and engineering staffs are located in Ansonia, Connecticut and Rochdale, England. Their major activities are: application engineering for specific customer orders; standardization of existing machinery as part of the Company's ongoing cost reduction measures; and development of new products and product features. The Company's new twin screw rubber sheeter is an example of the collaborative success of the research and development and product engineering staffs to produce a new product as well as the recent development of a new very large-scale pelletizing system for the petrochemical industry. Current development activities are in the batch mixing process. The acquisition of the INTERMIX(R) intermeshing technology and rotor design development provides opportunities to strengthen our business with batch mixer customers. A summary of research and development and engineering expenditures incurred during the last three fiscal years is as follows:

                                            Year        Year        Year
                                           ended       ended       ended
                                          12/31/98    12/31/97    12/31/96
                                          --------    --------    --------
                                               (Dollars in thousands)
Research and development expense
  pertaining to new products or
  significant improvements to
  existing products ..................     $1,485      $1,567      $1,993

All other product  development and
  engineering expenditures  related
  to ongoing refinements, improvements
  of existing products, and custom
  engineering ........................      3,700       2,874       3,329
                                           ------      ------      ------

Total ................................     $5,185      $4,441      $5,322
                                           ======      ======      ======

Percent of net sales .................       5.3%        5.2%        7.0%

PATENTS AND TRADEMARKS

          The Company possesses rights under a number of domestic and foreign patents and trademarks relating to its products and business. The Company holds approximately 200 patents which cover technology utilized in its products and currently has approximately 40 patent applications pending. The Company's patents have expiration dates ranging from 1999 through 2015. Although the Company believes that its patents provide some competitive advantage, the Company also depends upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive advantage.

          The Company considers the following trademarks to be material to its business: FARREL(R); BANBURY(R); INTERMIX(R); ST(TM); MVX(TM); CP-SERIES II(TM), FTX(TM), and TSS(TM).

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

          As described in Part I, Item 3, Legal Proceedings, the Company and The Black & Decker Corporation entered into a Settlement Agreement pursuant to which Black & Decker agreed to assume full responsibility for the investigation and remediation of any pre-May, 1986 environmental contamination at the Company's Ansonia and Derby facilities as required by the Connecticut Department of Environmental Protection (DEP). A preliminary environmental assessment of the Company's properties in Ansonia and Derby, Connecticut has been conducted by The Black & Decker Corporation. Although this assessment is still being evaluated by the DEP, on the basis of the preliminary data available there is no reason to believe that any activities which might be required as a result of the findings of the assessment will have a material effect upon the capital expenditures, earnings or the competitive position of the Company.

          During January 1999, the Company sold all of its Derby, Connecticut, real estate and facilities. By the terms of that sale, the purchaser committed to cooperate with Black & Decker in any additional investigation of the Derby property and any remediation of that property that might be required by the DEP, in furtherance of which the Company assigned to the purchaser, and the purchaser assumed the rights and obligations, respectively, of the Company under the Settlement Agreement insofar as they relate to the Derby property. In addition, the Company has been named an additional insured on a $5 million environmental policy obtained by the purchaser and the purchaser is obligated to name the Company an additional insured on any and all other environmental insurance policies obtained by the purchaser related to the Derby property. The Company's potential exposure has not changed by this transaction.

EMPLOYEES

          As of December 31, 1998, the Company had 498 employees compared to 606 employees at December 31, 1997 (including 218 employees at the acquired Shaw operations). In anticipation of the consolidation of the operations in the United Kingdom, the Shaw workforce in Manchester was reduced by 126 employees during 1998 and will be further reduced to about 60 during the first quarter 1999. The Company has collective bargaining agreements in the U.S. and the U.K. which cover approximately 139 employees. The U.S. agreement expires on June 15, 2000. The agreement in the U.K. expires April 1, 1999.

ITEM 2 - PROPERTIES

          The following table sets forth certain information concerning the Company's principal facilities, all of which are owned by the Company except for the Manchester, England facilities which are leased.

        LOCATION                       PRINCIPAL USE                  APPROX. SQ. FT.
-------------------------------------------------------------------------------------
Ansonia, Connecticut.........          Office, research, laboratory,          520,000
                                       repair, rebuild, assembly and
                                       storage
Deer Park, Texas.............          Repair and rebuild                      22,000
Rochdale, England............          Office, research, laboratory,          210,000
                                       manufacturing, repair and rebuild,
                                       and storage
Manchester, England (Corbett St.)      Office, research, laboratory,           99,000    (leased)
                                       manufacturing, repair
                                       and rebuild, and storage
Derby, Connecticut                     Available for sale                     225,000    (sold January 1999)


          During 1997 the Company relocated its domestic assembly and storage operations from its Derby, Connecticut facility to available space in its Ansonia, Connecticut facility to reduce operating costs and to enhance efficiency. The Company's Derby, Connecticut facility was sold during January 1999.

          The Corbett Street, Manchester, England facilities are subject to a lease which expires December 19, 1999. The lease of these facilities was acquired in connection with the purchase of assets of the Francis Shaw Rubber Machinery business. The Company has exercised an early termination option to vacate these premises as of June 1999.

          The Company believes that the facilities used in its operations are in satisfactory condition and adequate for its present and anticipated future operations. In addition to the facilities listed above, the Company leases space in various domestic and international locations, primarily for use as sales offices.

ITEM 3 - LEGAL PROCEEDINGS

          As previously described in Part I, in Item 1, Environmental, in February 1995, the Company and The Black & Decker Corporation settled litigation as to the environmental conditions at the Ansonia and Derby facilities at the time of the Company's purchase of them from USM in May 1986. Under the Settlement Agreement, Black & Decker has assumed full responsibility for all investigation and any remediation of pre-May, 1986 contamination at the
Company's Ansonia and Derby facilities in accordance with a Consent Decree entered into between Black & Decker and the Connecticut Department of Environmental Protection. In accordance with the Settlement Agreement, a Withdrawal and Joint Stipulation of and Motion for Dismissal was filed with the Court. The Court which originally heard this matter has continuing jurisdiction over it, but no issues are now pending with the court.

          As of the date hereof, the Company is not aware of any contamination, other than any pre-May, 1986 contamination, at any of its facilities which would require material remediation costs.

          The Company is a defendant in certain lawsuits arising in the ordinary course of business, primarily related to product liability claims involving machinery manufactured by the Company or by companies that manufactured similar machinery prior to the Company's acquiring the right to manufacture and sell that equipment in May 1986. The previous owner of the technology which the Company acquired in May, 1986, is obligated to defend and indemnify the Company for any claims or liabilities arising out of pre-May 1986, activities. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with any certainty, the Company does not expect that these matters will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

                                     PART II

ITEM 5 -  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.

          (a) Price Range of Common Stock and Dividends

          The Company's Common Stock is traded over the counter and quoted on the NASDAQ National Market System under the symbol "FARL". The following chart sets forth the high and low prices for the Common Stock and dividends declared for the last two fiscal years:

FISCAL 1998                                 HIGH      LOW          DIVIDEND
-----------                                 ----      ---          --------

First Quarter                               $6.50     $4.38        -
Second Quarter                              $6.13     $3.25        $0.04
Third Quarter                               $3.78     $1.88        $0.04
Fourth Quarter                              $2.94     $2.00        -


FISCAL 1997                                 HIGH      LOW          DIVIDEND
-----------                                 ----      ---          --------

First Quarter                               $3.88     $2.38        $0.16
Second Quarter                              $4.00     $2.63        $0.16
Third Quarter                               $4.38     $2.63        $0.16
Fourth Quarter                              $6.00     $3.00        $0.16


          (b) As of March 22, 1999 the approximate number of record holders of the Company's common stock was 850.

          (c) Dividends

          The Company intends, from time to time, to pay cash dividends on its Common Stock, as its Board of Directors deems appropriate, after consideration of the Company's operating results, financial condition, cash requirements, general business conditions, compliance with covenants in the credit facility (see Management's Discussion and Analysis of Liquidity and Capital Resources) and such other factors as the Board of Directors deems relevant.

          (d) There were no sales or issuance's of the Company's equity shares that were not registered under the Securities Act.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

                                                              Year          Year         Year          Year          Year
                                                              Ended         Ended        Ended         Ended         Ended
                                                             12/31/98      12/31/97     12/31/96      12/31/95      12/31/94
                                                             --------      --------     --------      --------      --------
STATEMENT OF OPERATIONS DATA:                                            (In thousands, except per share data)

Net Sales ...............................................    $ 98,036      $ 85,382     $ 75,836      $ 80,067      $ 75,501
                                                             ========      ========     ========      ========      ========
Gross margin ............................................    $ 22,772      $ 17,711     $ 18,123      $ 19,760      $ 20,008
                                                             ========      ========     ========      ========      ========
   As a percent of net sales ............................        23.2%         20.7%        23.9%         24.7%         26.5%
                                                             ========      ========     ========      ========      ========
Operating income ........................................    $  4,622      $  1,635     $    654      $  1,591      $  2,601
   Other income (expense), net (2) ......................        (799)          449         (174)         (135)        1,436
                                                             --------      --------     --------      --------      --------
Income before income taxes ..............................       3,823         2,084          480         1,456         4,037
Provision for income taxes ..............................       1,546           727          154           554         1,531
                                                             --------      --------     --------      --------      --------
Net income ..............................................    $  2,277      $  1,357     $    326      $    902      $  2,506
                                                             ========      ========     ========      ========      ========

Net income per share - Basic and diluted (1) ............    $   0.38      $   0.23     $   0.05      $   0.15      $   0.41
                                                             ========      ========     ========      ========      ========
Dividends per share of Common Stock .....................    $   0.08      $   0.64     $   0.06      $   0.20      $   0.04
                                                             ========      ========     ========      ========      ========
Weighted  Average Shares Outstanding - Basic (000's) (1)        5,942         5,950        5,970         6,027         6,076
                                                             ========      ========     ========      ========      ========
Weighted Average Shares outstanding - Diluted (000's) (1)       5,966         5,951        5,972         6,030         6,097
                                                             ========      ========     ========      ========      ========

Balance Sheet Data:
   Current Assets .......................................    $ 48,273      $ 37,104     $ 40,187      $ 41,991      $ 37,697
   Current Liabilities ..................................    $ 28,351      $ 23,286     $ 19,841      $ 22,878      $ 16,613
   Working Capital Ratio ................................         1.7           1.6          2.0           1.8           2.3
   Total assets .........................................    $ 62,723      $ 56,381     $ 50,731      $ 53,412      $ 47,979
   Long-term debt .......................................    $  3,983      $  5,283     $    214      $    388      $    587
   Stockholders' equity .................................    $ 26,301      $ 25,782     $ 28,553      $ 27,814      $ 28,726

Other Data:
   Backlog ..............................................    $ 33,269      $ 46,554     $ 50,225      $ 29,745      $ 39,123

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

FISCAL 1998 COMPARED TO FISCAL 1997:

          Year to date net sales in 1998 and 1997 were $98.0 million and $85.4 million, respectively. The 1998 amount includes net sales of approximately $13.2 million by Farrel Shaw Limited ("Shaw") which was acquired on December 19, 1997. The timing of the Company's sales are highly dependent on when an order is received, lead time and the customers requirements. The 1998 shipments in the fourth quarter were $35.5 million, or 36.2% of the shipments for the full year. A substantial portion of the 1997 shipments reflected several individually large orders received in 1996. Management believes the Company operates in markets which are extremely competitive. Many of our customers and markets operate at less than full capacity and certain markets, in particular, the Far East, remain especially competitive and are subject to local economic events.

          The Company received $84.7 million in orders including approximately $13.7 million by the newly acquired Shaw operations during 1998 compared to $77.0 million during the same period of 1997. The Company's products are primarily supplied to manufacturers and represent capital commitments for new plants, expansion or modernization. In the case of major equipment orders, up to 12 months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations might represent orders received in the current or previous period.

          Gross margin in 1998 and 1997 was $22.8 million and $17.7 million, respectively. The margin percentage increased to 23.2% in 1998 from 20.7% in 1997 largely due to the mix of products sold in the two periods and cost reduction actions. The 1997 results included several large new machine shipments with relatively lower gross margins.

          Full year operating expenses increased $2.0 million to $18.1 million in 1998 compared to 1997. The 1998 amount includes selling expenses of $0.7 million and general and administrative expenses of $1.4 million at the newly acquired Shaw operations. Excluding the impact of the Shaw operations, operating expenses decreased by $0.1 million to $16.0 million during 1998. The Company intends to consolidate the operations of Shaw into manufacturing and administrative facilities in Rochdale, England, thereby, reducing a significant portion of the Shaw overhead expenses. The Company expects the consolidation to be accomplished in the second quarter of 1999. The Company has reduced the headcount at Shaw to 92 at December 31, 1998 compared to 218 at December 31, 1997. Further, Shaw manpower will be reduced to about 60 by the end of the first quarter.

          Interest expense for 1998 was $1.1 million, an increase of $1.0 million from 1997. The increase is due to borrowings associated with the acquisition of the Shaw operations. Interest income was $0.5 million for 1998 and $0.3 million for 1997.

          Net other expense for 1998, was $0.2 million compared to net other income of $0.2 million in 1997. Included are gains from the disposal of machinery and equipment the Company will no longer use of $0.3 million and $0.7 million during the years ended 1998 and 1997, respectively.

          The effective income tax rate in 1998 and 1997 was 40.4% and 34.9%, respectively. The increase in the effective tax rate during 1998 is attributed to a higher portion of the 1998 taxable income earned in the United States which has a higher effective tax rate. The Company provides for income taxes in the jurisdictions in which it pays income taxes at the statutory rates in effect in each jurisdiction adjusted for differences in providing for income taxes for financial reporting and income tax purposes.

FISCAL 1997 COMPARED TO FISCAL 1996:

          Net sales in 1997 and 1996 were $85.4 million and $75.8 million, respectively. A substantial portion of the 1997 shipments reflects orders received in 1996 when the dollar value of the Company's order intake was higher than that experienced in prior years. Management considers the markets served by the Company's products to be extremely competitive and, to some extent, affected by the uncertainty in Eastern Europe and the Middle East. Additionally, Far
Eastern markets are particularly competitive and volatile. Certain Southeast Asian countries are experiencing currency instability which contributes to uncertainty in the region. Many rubber manufacturers operate at less than full capacity. Management anticipates that the markets served by the Company's products will remain extremely competitive and that those markets characterized by economic and political uncertainty will likely continue to be affected by such conditions.

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

          Gross margin in 1997 and 1996 was $17.7 million and $18.1 million, respectively, representing a decrease in the gross margin percentage to 20.7% from 23.9%. This decline is largely due to the mix of products sold in the two periods and to continued stiff competition. The 1997 shipments also include a higher relative proportion of new machine sales than in 1996 which generate lower margins than the Company's more profitable spare parts, rebuild and repair business. The 1997 margin also reflects the impact of a $0.5 million increase in commissions on shipments to markets in the world where the Company must use outside representatives in addition to its sales force to conduct business.

          Operating expenses were reduced $1.5 million to $16 million in 1997 compared to 1996. The decline in administrative costs is largely due to reduced investment banking fees. The increase in selling expenses of $0.2 million to $7.0 million in 1997 as compared to 1996 is largely attributed to increased marketing programs including costs to attend the premier plastic industry convention in the United States, which occurs every three years. Research and development expenses declined primarily as a result of reduced headcount. Lastly, the reduction in operating costs is also due to continuing efforts to strictly control expenses.

          During 1997 the Company completed the consolidation of the assembly, repair and spare parts operations, conducted in its Derby, Connecticut facility into available space in its Ansonia facility, to reduce operating costs and enhance efficiencies. The cost of this project was approximately $1.3 million, which included capitalized costs of approximately $1.0 million for improvements to facilities and equipment. While the Company expects cost savings to result from this consolidation, the size of such savings cannot be predicted with any certainty.

          Other income, net of other expense, includes approximately $0.7 million from the disposal of machinery and equipment the Company will no longer use which results from consolidating its two Connecticut facilities into one single facility.

          The effective income tax rates in 1997 and 1996 were 34.9% and 32.1%, respectively. The Company provides for income taxes in the jurisdictions in which it pays income taxes at the statutory rates in effect in each jurisdiction adjusted for differences in providing for income taxes for financial reporting and income tax purposes.

MATERIAL CONTINGENCIES

          As described in Part 1, Item 3, in February 1995, the Company and Black & Decker entered into a Settlement Agreement pursuant to which Black & Decker agreed to assume full responsibility for the investigation and remediation of any pre-May, 1986 environmental contamination at the Company's Ansonia and Derby facilities as required by the Connecticut Department of Environmental Protection (DEP). As part of the settlement, the Company transferred by quit claim deed a vacant surfaced parking lot to the City of Ansonia. As required by the Settlement Agreement, a preliminary environmental assessment of the Company's properties in Ansonia and Derby, Connecticut has been conducted by Black & Decker. On January 19, 1999, the Company sold all of its Derby, Connecticut, real estate and facilities. By the terms of that sale, the purchaser committed to cooperate with Black & Decker in any additional investigation of the Derby property and any remediation of that property that might be required by the DEP. In addition, the Company has been named an additional insured on a $5.0million environmental policy obtained by the purchaser and the purchaser is obligated to name the Company an additional insured on any and all other environmental insurance policies obtained by the purchaser related to the Derby property. On the basis of the preliminary data now available there is no reason to believe that any remediation activities which might be required as a result of the findings of the assessment will have a material effect upon the capital expenditures, earnings or the competitive position of the Company. This forward looking statement could, however, be influenced by the results of any further investigation which the DEP might require, by DEP's conclusions and requirements based upon its review of complete information when such is available, unanticipated discoveries, the possibility that new or different environmental laws might be adopted and the possibility that further regulatory review or litigation might become necessary or appropriate.

ORDERS AND BACKLOG

          Orders received by the Company during 1998 increased $6.6 million, or roughly 8.6%, to approximately $84.7 million compared to $77.0 million in fiscal 1997 and $96.0 million in fiscal 1996. The 1998 increase in orders includes $13.7 million in orders from the newly acquired Shaw operations.

          In the case of major equipment orders, up to twelve months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may represent orders received in the current or previous periods during which economic conditions in various geographic markets of the world impact our level of order intake. Further, the cyclical nature of industry demand and, therefore, the timing of order intake may effect the
Company's quarterly results in the current and future fiscal quarters. The Company's ability to maintain and increase net sales depends upon a strengthening and stability in the Company's traditional markets. There can be no assurance that the level of orders experienced in 1998 will continue, or that improvements in the Company's traditional markets will lead to increased orders for the Company's products.

          The level of backlog considered firm by management at December 31, 1998 and 1997 is $33 million and $47 million, respectively. The contractual ship dates for substantially all of the December 31, 1998 backlog are in 1999. The backlog at March 19, 1999 and March 20, 1998 was $38 million and $59 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES; CAPITAL EXPENDITURES

          Working capital and the working capital ratio at December 31, 1998 were $19.9 million and 1.7 to 1.0, respectively, compared to $13.8 million and
1.6 to 1.0 at December 31, 1997, respectively. The increase in the working capital ratio at December 31, 1998 is attributed to the $5.3 million asset purchase agreement receivable. See Note 2 to the Consolidated Financial Statements for important information concerning the Company's demand under the profit guaranty and the revised purchase price allocation. During the year ended December 31, 1998 the Company paid dividends of $0.08 per share. On January 19, 1999, the Company declared a dividend of $0.16 per share which was paid February 15, 1999. The Company's ability to pay dividends in the future is limited under the credit facility described below to the aggregate of (a) 25% of net income during the most recently completed four fiscal quarters after deducting distributions previously made and (b) purchases by the Company of its common stock during the same period. The Company received a waiver from its bank with respect to dividends paid between April 23, 1997 through June 1998.

          During January 1999, the Company completed the sale of excess real estate located in Derby, Connecticut for $2.4 million. In addition, subsequent to December 31, 1998, under the stock repurchase plan, the Company has repurchased 552,900 common shares in the amount of $1,272,000 (see Note 10 to the Consolidated Financial Statements).

          Due to the nature of the Company's business, many sales are of a large dollar amount. Consequently, accounts receivable and/or inventory may be at high levels from time to time and may result in a temporary decline in cash provided from operating activities. Historically, the Company has not experienced significant problems regarding the collection of accounts receivable. Many of the Farrel Shaw customers are new to the company. While there were no significant collection problems during 1998, Farrel Shaw customers tend to be smaller and less liquid than the Company's historical customer base. The Company has historically financed its operations with cash generated by operations, with customer progress payments and borrowings under its bank credit facilities.

          At December 31, 1998, the Company had a worldwide multi-currency credit facility with a major U.S. bank in the amount of $25.0 million consisting of an $18.5 million revolving credit facility for direct borrowings and letters of credit and up to (pound)3.0 million for foreign exchange contracts and a five year term note. Interest varies based upon prevailing market interest. The facility contains limits on direct borrowings and letters of credit combined based upon stipulated percentages of accounts receivable, inventory and backlog. The facility also contains covenants specifying minimum and maximum operating thresholds for operating results and selected financial ratios. The agreement contains certain restrictions on the making of investments, on borrowings and on the sale of assets. At December 31, 1998, there was $5.3 million outstanding under the term loan. The term loan was used to finance the acquisition of selected assets of the Francis Shaw Rubber Machinery Business. (See Note 2 to the Consolidated Financial Statements.) At December 31, 1997, under the previous credit facility (see Note 8 to the Consolidated Financial Statements) there was $7.1 million in direct borrowings outstanding. There were $5.1 million and $6.0 million of letters of credit outstanding at December 31, 1998 and 1997, respectively.

          The revolving credit facility expires December 31, 2002. The term note
is  payable  in  equal  quarterly  payments  of  (pound)200,000   (approximately
$332,000) through December 31, 2002.

          Management anticipates that its cash balances, operating cash flows and available credit line will be adequate to fund its anticipated capital commitments and working capital requirements for at least the next twelve months including integration of the Shaw asset acquisition. The Company made capital expenditures of approximately $2.1 million and $1.9 million, during fiscal 1998 and 1997, respectively. The increase in capital expenditures in 1998 is largely attributed to upgrading the Company's information systems at locations in the United Kingdom.

          The Company manufactures and assembles its products in the United Kingdom and assembles and sells its products in the United States, United Kingdom and other foreign markets. The Company's financial position and results are affected by changes in foreign currency exchange rates in the foreign markets in which its operates. When the value of the U.S. dollar or U.K. sterling strengthens against other currencies, the value of the transaction in the foreign currency decreases. The Company regularly enters into foreign exchange forward and option contracts to hedge foreign currency transactions. Foreign currency transactions generally are for short periods of no more than six months. In addition, the Company maintains foreign currency bank accounts in other currencies in which it regularly transacts business.

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

          The project team is made up of internal resources from various disciplines, including operations, facility management, product engineering, management information systems and finance. The major objectives for each component are to: (1) identify and document Year 2000 issues which affect the Company; (2) inventory systems, machines and processes affected by the Year 2000; (3) assess Year 2000 readiness for identified items; and (4) design and implement a plan to achieve Year 2000 readiness for significant Year 2000 issues. The identification and inventory of systems, machine and processes has been completed. The assessment and plan to achieve Year 2000 readiness are at various stages of completion for each of the three major components.

          The Business Applications component of the Company's Year 2000 plan relates primarily to the Company's principal internal information system which consists of a mainframe operated with third party purchased computer software. The conversion to a Year 2000 compliant version of the software was completed during the fourth quarter of 1998, however, system testing will continue into the first-half of 1999. This included the replacement of hardware and software for one of our UK operations to provide consistency with the US operation. Similar systems for our newly acquired subsidiary in the UK have not been upgraded due to the planned consolidation at our other UK operation which has been upgraded. The balance of the Company's computer based information systems consist primarily of individual work stations and personal computers. Work stations in Engineering were upgraded in 1997. All personal computer hardware and software has been tested. Modifications to the equipment are being made and upgrades purchased for non-Year 2000 ready equipment. The total amount expended in the current and prior year, related to the Company's internal information system, was approximately $0.9 million. Additional expenditures to complete this phase is estimated to be less than $0.1 million. A significant portion of these expenditures would have occurred without the Year 2000 issue and, in general, these expenditures have not been accelerated.

          The identification and assessment of critical suppliers of goods and services is in process. Critical suppliers include suppliers of components used in the Company's products as well as suppliers of goods and services used in the Company's operations. Critical suppliers have been identified as suppliers of goods or services that, if interrupted for an extended period, might impact the Company's ability to provide goods and services to its customers, satisfy obligations to its employees and vendors and which might pose a risk of injury or damage to individuals, property or the environment. Critical suppliers of goods and services are being contacted to assess their readiness for the Year 2000. Due to the varying degree of impact the Year 2000 might cause and general uncertainty inherent in the Year 2000 problem, the Company is unable to determine if third party supplier readiness would materially impact the Company's results of operations, liquidity or financial condition.

          The Product Applications component of the Company's Year 2000 plan relates primarily to microprocessors within the control equipment sold by the Company. The Company has identified auxiliary equipment and components which were supplied with its products and which might pose a risk that the Company's product will not function properly in the Year 2000. The process is substantially complete. Some supplied components may require modification or upgrade. The extent of modifications required are dependent on the use and extent of integration of our equipment at a customer's location. The Company's efforts are expected to continue to assist our customers to maximize serviceability of Company supplied equipment. The cost of an upgrade or modification may result in a warranty obligation and charge to results of operations of the Company. The Company is unable to determine a reasonable estimate at this time. However, the Company does not expect that these matters will have a material adverse effect on the Company's financial position or results of operations and some of the cost might be recovered from the Company's vendors.

          Equipment Applications component of the Company's Year 2000 plan relates to microprocessors within the operating equipment utilized in the Company's day to day operations. The identification of equipment used in the Company's operation has been completed. The equipment used in our manufacturing and other operations are not integrated systems, but consist principally of individual stand alone machine tools and equipment. Failure of one piece of equipment would not materially impact operations. Correspondence with the equipment suppliers to determine Year 2000 readiness is in process and expected to be complete before the end of June 1999. Individual pieces of equipment have been identified for replacement. The cost of such equipment identified to date for replacement is not significant. Replacement of all effected equipment is expected to be completed by the middle of 1999.

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

          The above contains forward-looking statements including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" statements of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements contained in this Year 2000 disclosure should be read in conjunction with the safe harbor statements of the Private Securities Litigation Reform Act of 1995 contained on page eleven of this report.

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

EURO CONVERSION

          On January 1, 1999, the European Economic and Monetary Union (EMU) entered into a three-year transition phase during which a common currency, the "EURO" was introduced in participating countries. The Company does not have operations in the participating countries and the conversion to the EURO is not expected to have a material impact on the Company's financial position, results of operations or cash flows. However, uncertainty exists as to the effects the EURO will have on the marketplace.

IMPACT OF RECENTLY ISSUED ACCOUNT STANDARDS

          In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is exposed to market risk from changes in foreign currency and interest rates. The Company manufactures many of its products and components in the United Kingdom and purchases many components in foreign markets. Approximately 50% of the Company's revenue is generated from foreign markets. The Company manages its risk to foreign currency rate changes by maintaining foreign currency bank accounts in currencies which it regularly transacts business and the use of foreign exchange forward contracts. The Company regularly enters into foreign exchange forward and option contracts to hedge foreign currency transactions. These derivative instruments involve little complexity and are generally for short periods of less than six months. The Company does not enter into derivative contracts for trading in speculative purposes. The amount of foreign exchange forward contracts are not considered material to the Company's financial position or its operations.

          The Company's cash equivalents and short-term investments and its outstanding debt bear variable interest rates. The rates are adjusted to market conditions. Changes in the market rate effects interest earned and paid by the Company. The Company does not use derivative instruments to offset the exposure to changes in interest rates. Changes in the interest rates are not expected to have a material impact on the Company's results of operations.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               FARREL CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Report of Independent Auditors................................................18

Financial Statements:

Consolidated Balance Sheets as of December 31, 1998 and 1997..................19

Consolidated Statements of Income for the years ended
  December 31, 1998, 1997, and 1996 ..........................................20

Consolidated Statements of Stockholders' Equity for
  the years ended December 31, 1998, 1997 and 1996............................21

Consolidated Statements of Cash Flows for the years
  ended December 31, 1998, 1997 and 1996......................................22

Notes to Consolidated Financial Statements...............................23 - 39

The Board of Directors and Stockholders
Farrel Corporation

We have audited the accompanying consolidated balance sheets of Farrel Corporation as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farrel Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                              Ernst & Young LLP

Stamford, Connecticut
March 18, 1999

                                         FARREL CORPORATION
                                    CONSOLIDATED BALANCE SHEETS

                                                                12/31/98     12/31/97
                                                                --------     --------
                                                                     (In thousands)
   ASSETS
Current Assets:
  Cash and cash equivalents (Note 1) .......................    $  5,786     $  1,447
  Accounts receivable, net of allowance for doubtful
   accounts of $297 and $179, respectively .................      20,708       14,423
  Inventory (Notes 1 and 5) ................................      14,542       18,277
  Asset purchase agreement receivable (Note 2) .............       5,284           --
  Other current assets (Note 13) ...........................       1,953        2,957
                                                                --------     --------
    Total current assets ...................................      48,273       37,104
Property, plant and equipment, net of accumulated
  depreciation of $11,648 and $9,786, respectively
 (Notes 1 and 6) ...........................................      11,614       12,416
Goodwill, net of accumulated amortization of $0.4 at
  December 31, 1998 (Note 2) ...............................       1,555        5,295
Other assets (Notes 1, 3 and 11) ...........................       1,281        1,566
                                                                --------     --------
Total assets ...............................................    $ 62,723     $ 56,381
                                                                ========     ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable .........................................    $ 14,039     $  8,317
  Accrued expenses and taxes  (Notes 2 and 7) ..............       4,284        4,753
  Advances from customers (Note 1) .........................       7,017        6,412
  Accrued installation and warranty costs  (Note 1) ........       1,683        1,326
  Dividends payable ........................................          --          951
  Short-term debt (Note 8) .................................       1,328        1,527
                                                                --------     --------
   Total current liabilities ...............................      28,351       23,286

Long-term debt (Note 8) ....................................       3,983        5,283
Postretirement benefit obligation (Note 11) ................       1,171        1,213
Other long-term obligations (Note 11) ......................       2,429          592
Deferred income taxes (Notes 1 and 13) .....................         488          225
Commitments and contingencies (Note 9) .....................          --           --
                                                                --------     --------
   Total liabilities .......................................      36,422       30,599
                                                                --------     --------
Stockholders' equity (Note 10):
  Preferred stock, par value $100, 1,000,000 shares
   authorized, no shares issued ............................          --           --
  Common stock, par value $.01, 10,000,000 shares
   authorized, 6,142,106 shares issued .....................          61           61
  Paid in capital ..........................................      19,295       19,295
  Treasury stock, 202,620 and 199,524 shares at
December
  31, 1998 and 1997, respectively, at cost .................        (990)        (984)
  Retained earnings ........................................       9,576        7,776
  Accumulated other comprehensive expense (Note 12) ........      (1,641)        (366)
                                                                --------     --------
   Total stockholders' equity ..............................      26,301       25,782
                                                                --------     --------
Total liabilities and stockholders' equity .................    $ 62,723     $ 56,381
                                                                ========     ========

                       See Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME



                                                        Year Ended
                                         ---------------------------------------
                                            12/31/98     12/31/97     12/31/96
                                            --------     --------     --------
                                                      (In thousands)
Net sales ..............................    $ 98,036     $ 85,382     $ 75,836
Cost of sales ..........................      75,264       67,671       57,713
                                            --------     --------     --------
Gross margin ...........................      22,772       17,711       18,123
Operating expenses:
   Selling .............................       7,869        7,076        6,792
   General and administrative (Note 4)..       8,796        7,433        8,684
   Research and development ............       1,485        1,567        1,993
                                            --------     --------     --------
     Total operating expenses ..........      18,150       16,076       17,469
Operating income .......................       4,622        1,635          654

Interest income ........................         544          291          203
Interest expense .......................      (1,140)         (71)        (145)
Other (expense)/income, net (Note 15)...        (203)         229         (232)
                                             --------     --------     --------
Income before income taxes .............        3,823        2,084          480
Provision/(benefit) for income taxes
 (Notes 1 and 13):
     Current ...........................        1,010          811           (7)
     Deferred ..........................          536          (84)         161
                                             --------     --------     --------
     Total .............................        1,546          727          154
                                             --------     --------     --------
Net income .............................     $  2,277     $  1,357     $    326
                                             ========     ========     ========

Per share data: (Note 14)
Basic and diluted net income per share..     $   0.38     $   0.23     $   0.05
                                             ========     ========     ========
Average shares outstanding (000's):
   Basic ...............................        5,942        5,950        5,970
                                             ========     ========     ========
   Diluted .............................        5,966        5,951        5,972
                                             ========     ========     ========

                 See Notes to Consolidated Financial Statements


                                                          FARREL CORPORATION
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                       Accumulated
                                                                       Paid                               Other         Total
                                                 Common stock           in      Treasury    Retained   comprehensive Stockholders'
                                             Shares       Amount      Capital    stock      earnings      expense       equity
                                          -------------- ---------- ----------- --------  -----------  ------------  -------------
                                                                          (In thousands, except shares)
Balance, December 31, 1995 ............     6,142,106     $    61     $19,295    ($837)    $ 10,287      ($  992)     $ 27,814
Comprehensive Income:
Net income ............................          --          --          --       --            326         --        $    326
                                                                                                                      --------
Other Comprehensive income, net of tax
  Foreign currency translation ........          --          --          --       --           --            878      $    878
  Minimum pension liability ...........          --          --          --       --           --             70      $     70
                                                                                                                      --------
Other Comprehensive income ............                                                                                    948
                                                                                                                      --------
Comprehensive income ..................                                                                                  1,274
Treasury stock transactions ...........          --          --          --       (150)         (25)        --        ($   175)
Cash dividend declared
  at $.06 per common share ............          --          --          --       --           (360)        --        ($   360)
                                          -----------     -------     -------    -----     --------      -------      --------

Balance, December 31, 1996 ............     6,142,106     $    61     $19,295    ($987)    $ 10,228      ($   44)     $ 28,553
                                          -----------     -------     -------    -----     --------      -------      --------
Comprehensive Income:
Net income ............................          --          --          --       --          1,357         --        $  1,357
                                                                                                                      --------
Other Comprehensive income, net of tax
  Foreign currency translation ........          --          --          --       --           --           (295)     ($   295)
  Minimum pension liability ...........          --          --          --       --           --            (27)     ($    27)
                                                                                                                      --------
Other Comprehensive income ............                                                                                   (322)
                                                                                                                      --------
Comprehensive income ..................                                                                                  1,035
Treasury stock transactions ...........          --          --          --          3           (3)        --               0
Cash dividend declared
  at $.64 per common share ............          --          --          --       --         (3,806)        --        ($ 3,806)
                                          -----------     -------     -------    -----     --------      -------      --------
Balance, December 31, 1997 ............     6,142,106     $    61     $19,295    ($984)    $  7,776      ($  366)     $ 25,782
                                          -----------     -------     -------    -----     --------      -------      --------
Comprehensive Income:

Net income ............................          --          --          --       --          2,277         --        $  2,277
                                                                                                                      --------
Other Comprehensive income, net of tax
  Foreign currency translation ........          --          --          --       --           --             (1)          ($1)
  Minimum pension liability ...........                                                                   (1,274)      ($1,274)
                                                                                                                      --------
Other Comprehensive income ............                                                                               ($ 1,275)
                                                                                                                      --------
Comprehensive income ..................                                                                               $  1,002
Treasury stock transactions ...........          --          --          --         (6)          (2)        --        ($     8)
Cash dividend declared ................          --          --          --       --           (475)        --        ($   475)
  at $.08 per common share
                                          ===========     =======     =======    =====     ========      =======      ========
Balance, December 31, 1998.............     6,142,106     $    61     $19,295    ($990)    $  9,576      ($1,641)     $ 26,301
                                          ===========     =======     =======    =====     ========      =======      ========

                                             See Notes to Consolidated Financial Statements


                                              FARREL CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        Year         Year         Year
                                                                       ended         ended        ended
                                                                      12/31/98     12/31/97     12/31/96
                                                                      --------     --------     --------
Cash flows from operating activities:
  Net income .....................................................    $  2,277     $  1,357     $    326
  Adjustments to reconcile net income to net
  cash used in/provided by operating activities:
   Gain on disposal of fixed assets ..............................        (288)        (746)        --
   Depreciation and amortization .................................       2,311        1,667        1,699
   (Increase)/ decrease in accounts receivable ...................      (6,259)       4,471        5,104
   Decrease/(increase) in inventory ..............................       1,569          261         (915)
   Increase/(decrease) in accounts payable .......................       5,660       (2,514)      (3,732)
   Increase in advances from customers ...........................         590          608          795
  (Decrease)/increase in accrued expenses and taxes ..............      (1,145)       1,075       (1,767)
   Increase(decrease) in accrued installation and warranty costs           354           (4)        (344)
   Increase/(decrease) in long-term employee benefit obligations           181            6         (171)
   Other .........................................................         207         (500)         787
                                                                      --------     --------     --------
   Total adjustments .............................................       3,180        4,324        1,456
                                                                      --------     --------     --------
   Net cash provided by operating activities .....................       5,457        5,681        1,782
                                                                      --------     --------     --------

  Cash flows from investing activities:
    Refund of Shaw asset purchase price ..........................       2,701         --           --
    Proceeds from disposal of fixed assets .......................       1,193        1,027           15
    Purchases of property, plant and equipment ...................      (2,113)      (1,878)      (1,321)
    Acquisition of Shaw assets ...................................                  (10,855)        --
                                                                      --------     --------     --------
    Net cash provided by (used in) investing activities ..........       1,781      (11,706)      (1,306)

Cash flows from financing activities:
    Proceeds from long term borrowings ...........................        --          6,680         --
    Repayment of long term borrowings ............................      (1,536)        (196)        (200)
    (Purchase) issuance of treasury stock ........................          (6)           3         (175)
    Used for dividends paid ......................................      (1,427)      (2,856)        (360)
                                                                      --------     --------     --------
    Net cash (used in) provided by financing activities ..........      (2,969)       3,631         (735)
Effect of foreign currency exchange rate changes on cash .........          70            9           25
                                                                      --------     --------     --------
Net increase \ (decrease) in cash and cash equivalents ...........       4,339       (2,385)        (234)
Cash and cash equivalents--
    Beginning of period ..........................................       1,447        3,832        4,066
                                                                      --------     --------     --------
    End of period ................................................    $  5,786     $  1,447     $  3,832
                                                                      ========     ========     ========
Income taxes paid ................................................    $    870     $    746     $    756
                                                                      ========     ========     ========
Interest paid ....................................................    $    474     $     76     $     55
                                                                      ========     ========     ========

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

  (a)  Cash and Cash Equivalents:
       -------------------------
          Cash and cash equivalents include cash on hand, amounts due from banks, and any other highly liquid investments purchased with a maturity of three months or less when purchased. The carrying amount approximates fair value because of the short maturity of those instruments.

  (b)  Other Financial Instruments:
       ---------------------------
          The carrying amount of the Company's trade receivable and payables approximates fair value because of the short maturity of these instruments. The carrying value of long term debt approximates fair value. The interest rate on the long term debt is variable and approximates current market rates.

  (c)  Inventory:
       ---------
          Inventory is valued at the lower of cost or market. Inventory is accounted for on the last-in, first-out (LIFO) basis in the U.S. and on an average cost basis in the U.K.

  (d)  Property, Plant and Equipment:
       -----------------------------
          Property, plant and equipment is stated at cost. Improvements are capitalized and expenditures for normal maintenance and repairs are charged to expense. Depreciation is computed on a straight line basis based on the estimated useful lives of the related assets which range from 5 to 40 years. Assets no longer anticipated to be used are segregated from Property, Plant and Equipment and included in Other Assets. See Note 3 to these financial statements.

  (e)  Goodwill:
       --------
          On December 19, 1997, the Company acquired certain assets of the Francis Shaw Rubber Machinery operations (see Note 2). The transaction was accounted for as a purchase. Goodwill represents the excess purchase price over the estimated fair value of the assets acquired and is being amortized on a straight line basis over 20 years.

  (f)  Patents and Acquired Technology:
       -------------------------------
          Other assets includes acquired patents and technical know-how and a technology license agreement which represents the cost of licensed and purchased technology, know how, and trade secrets including technology which is patented or for which a patent has been applied for. Such costs are amortized over periods from 5 to 7 years.

  (g)  Revenue Recognition:
       -------------------
          Revenue on new machine sales is recognized upon completion of the customer contract, which generally coincides with the shipment. Revenue on repair and refurbishment of customer owned machines is recognized when the contractual work is completed. Spare parts revenue is recognized upon shipment.

           The Company requires advances from customers upon entering a contract and progress payments during the manufacturing process. Generally, letters of credit are required on contracts with export customers to minimize credit and currency risk.

  (h)  Product Installation and Warranty Obligations:
       ---------------------------------------------
          Estimated costs to be incurred under product installation and warranty obligations relating to products which have been sold are provided for at the time of sale.

  (i)  Income Taxes:
       ------------
          Deferred income taxes are provided on temporary differences between the financial statement and tax basis of the Company's assets and liabilities in accordance with the liability method of accounting for income taxes. Provision has not been made for U.S. income taxes or additional foreign taxes on approximately $9.4 million of undistributed earnings of foreign subsidiaries because it is expected that those earnings will be reinvested indefinitely.

  (j)  Earnings Per Share:
       ------------------
          In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of stock options (see
Note 10). Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements. (See Note 14 to the financial statements.)

  (k)  Foreign Currency Translation:
       ----------------------------
          Assets and liabilities denominated in foreign currencies are translated into United States dollars at current exchange rates. Income and expense accounts are translated at average rates of exchange prevailing during the year.

          Adjustments resulting from the translation are included in the accumulated other comprehensive expense in stockholders' equity. Transaction gains and losses are included in earnings. The Company experienced a foreign currency transaction loss of $71,000 in 1998 and $131,000 in fiscal 1997, respectively. The transaction gain or loss in 1996 was not significant.

          The Company enters into foreign exchange contracts for non-trading purposes, exclusively to minimize its exposure to currency fluctuations on trade receivables and payables. As a result, changes in the values of foreign currency contracts offset changes in the values of the underlying assets and liabilities due to changes in foreign exchange rates, effectively deferring gains and losses on trade receivables and payables and the related hedges until the date the transactions are settled in cash. At December 31, 1998, the Company has entered into $1.8 million of forward exchange contracts for transactions related to amounts to be received for sales commitments. A loss of approximately $14,000 has been deferred on these transactions to be offset against the exchange earnings to be recognized on the hedged transaction. The Company is exposed to loss in the event of nonperformance by the Company's bank, the other party to the foreign exchange contracts. However, the Company does not anticipate nonperformance by its bank.

  (l)   Use of Estimates:
        ----------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results can differ from those estimates.

  (m)   Recent Accounting Pronouncements:
        --------------------------------
          In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate the adoption of this Statement will have a significant effect on its results of operations or financial position.

  (n)   Reclassifications:
        -----------------
          Certain   amounts  in  prior  year  financial   statements  have  been
reclassified   to   conform   with  the   current   year   presentation.   These
reclassifications had no impact on previously reported results of operations.

NOTE 2 - ASSET PURCHASE

On December 19, 1997, Farrel Shaw Limited, a wholly owned subsidiary of the Company, acquired certain assets and the operations of the Francis Shaw Rubber Machinery ("Shaw") operations from EIS Group PLC of the United Kingdom ("Seller"). The purchase price, including costs of the acquisition, totaled approximately $13.9 million. The purchase and sale agreement ("Agreement") between the Company and the Seller required subsequent adjustment to the purchase price if (1) the inventory value of Shaw at the transfer date was less than approximately $5 million and (2) the Shaw operations did not produce a minimum profit, as defined in the Agreement, of approximately $1.7 million for the year ended December 31, 1998 (the "Profit Guaranty").

          In June 1998, the Company and the Seller reached agreement on the inventory value transferred resulting in a payment to the Company by the Seller of approximately $2.7 million , which amount was used to reduce the purchase price. The operations of Shaw produced a loss (as computed under the terms of the Agreement) of approximately $3.6 million for the year ended December 31, 1998. Accordingly, the Company has recorded a receivable from the Seller at December 31, 1998 of approximately $5.3 million under the terms of the Profit Guaranty provisions of the Agreement and reduced the purchase price. The Company made demand on the Seller under the Profit Guaranty. In late March 1999, the Company received notice from the Seller that they do not agree with the Profit Guaranty calculation, however, the amount of any dispute will not be communicated to the Company until review of the Profit Guaranty by the Seller under the terms of the Agreement, which is expected to be in April, 1999. The Company believes it is in full compliance with the terms of the Agreement and expects to recover the amounts due under the Profit Guaranty. Any difference between the amounts recorded at December 31, 1998 and amounts received from the Seller will result in an adjustment of the purchase price allocation.

          The Agreement also required the transfer of the pension liability for the Shaw employees together with the pension assets related to those employees. The Agreement called for the Seller to appoint an actuary who, together with the Company's actuary and the third party that holds the pension assets, were to determine the related pension amounts to be transferred. In February 1999, the Seller agreed to appoint an actuary to fulfill the obligations under the Agreement. The consolidated financial statements do not include any amounts related to the transferred Shaw employees as those amounts are presently not determinable. The net amount of the actuarially determined excess or shortfall of the pension assets compared with the projected benefit obligation for the Shaw employees will be recorded as an additional purchase price adjustment when determined.

          The revised purchase price of $7.2 million has been allocated as follows:

                                             (In thousands)

              Inventory .................        $2,312
              Machinery & Equipment......         2,505
              Patents and trademarks.....           835
              Goodwill ..................         1,555
                                                 ------
                                                 $7,207
                                                 ======

          Included in the allocation above were estimated liabilities of approximately $2.3 million for costs of consolidating the Shaw operations with the Company's existing Rochdale, England facility including moving, employee separation and other costs. Through December 31, 1998, the Company has charged $1.2 million of employee separation and $50,000 of other costs against the liability recorded. The remaining amount of the liability recorded is expected to be incurred by June 30, 1999.

          The results of Shaw are included in the consolidated financial statements for the year ended December 31, 1998 and 1997 for the period from December 19, 1997 to December 31, 1997. The Seller did not maintain, and the Company was not provided, separate historical financial information for Shaw. Accordingly, the Company is not able to estimate the pro forma revenue and net income for the year ended December 31, 1997.

NOTE 3 - OTHER ASSETS
                                                         12/31/98  12/31/97
                                                         --------  --------
                                                           (In thousands)

Technology license............................              $167      $334
Assets held for disposal......................               240       209
Acquired patents and technical know how.......               664       835
Other.........................................               210       188
                                                          ------    -------
  Total.......................................            $1,281    $1,566
                                                          ======    ======

          Included in other assets are assets held for disposal that represent the remaining book value of the Company's Derby, Connecticut manufacturing facility and machinery and equipment of Shaw at the Manchester, England facilities no longer expected to be used. In January 1999, the Company completed the sale of the Derby property for $2.4 million.

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

          Under the Financial Services Agreement, the Company pays First Funding an annual retainer of $450,000 for Mr. Jones' services. The Company also pays for advisory services provided by other First Funding employees on an hourly basis and out-of-pocket expenses. The Company also pays transaction fees in the event of certain successful transactions. The Company recorded amounts due to First Funding of $866,000, $894,000, and $687,000 in fiscal 1998, 1997 and 1996, respectively. In addition, the Company also reimbursed First Funding $236,000, $319,000, and $211,000 for out-of-pocket costs during the same three periods, respectively. These amounts include $177,000 and $460,000 for services related to the Shaw Asset Purchase Agreement (see Note 2) for 1998 and 1997, respectively. Also included during 1998 is $205,000 related to restating and amending our credit facility to include a term note to finance the Shaw Asset Purchase and to increase the amount available under the credit facility and to lengthen the term of the credit facility (see Note 8).

NOTE 5 - INVENTORY

Inventory is comprised of the following:
                                                         12/31/98    12/31/97
                                                         --------    --------
                                                             (In thousands)

          Stock and raw materials...................     $7,279        $9,459
          Work-in-process...........................      7,263         8,818
                                                        -------      --------
          Total.....................................    $14,542       $18,277
                                                        =======       =======

           Of the above inventories at December 31, 1998 and 1997, $7.2 million are valued using the LIFO method. Current replacement costs of those inventories as of these dates were greater than the LIFO carrying amounts by approximately $0.5 million at December 31, 1998 and 1997.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:

                                                          12/31/98    12/31/97
                                                          --------    --------
                                                              (In thousands)

         Land and buildings........................        $4,081      $3,927
         Machinery, equipment and other............        18,546      18,163
         Construction in progress..................           635         112
                                                          --------   ---------
                                                           23,262      22,202
           Accumulated depreciation................       (11,648)     (9,786)
                                                          --------   ---------
           Property, plant and equipment, net......       $11,614     $12,416
                                                          ========    ========

          Estimated depreciable lives of buildings are 33-40 years. Estimated depreciable lives of machinery, equipment and other depreciable assets are 5-10 years. The amounts indicated here exclude the assets held for resale which are included in Other Assets. See Note 3 to these financial statements.

NOTE 7 - ACCRUED EXPENSES AND TAXES

          Accrued expenses and taxes includes accrued wages and benefits of approximately $0.8 million and $1.0 million at December 31, 1998 and 1997, respectively. Also included are income taxes payable of $1.0 million, at December 31, 1998 and 1997.

NOTE 8 - BANK CREDIT ARRANGEMENTS

          During January 1998, the Company amended and restated its worldwide multi-currency credit facility with a major U.S. bank from a $20 million revolving credit facility to a $25 million credit facility consisting of an $18.5 million revolving credit facility for direct borrowings and letters of credit and up to (pound)3.0 million for foreign exchange contracts and a five year term note. Interest varies based upon prevailing market interest rates (8.4% and 8.75% at December 31, 1998 and 1997, respectively). The facility contains limits on direct borrowings and letters of credit combined based upon stipulated percentages of accounts receivable, inventory and backlog. The facility also contains covenants specifying minimum and maximum operating thresholds for operating results and selected financial ratios. The agreement contains certain restrictions on investments, borrowings and the sale of assets. The Company's ability to pay dividends is limited to (a) 25% of the Company's cumulative net income during the most recently completed four fiscal quarters after deducting distributions previously made and (b) purchases by the Company of its common stock during the same period. At December 31, 1998, there was $5.3 million outstanding under the term loan. At December 31, 1997, there was $7.1 million in direct borrowings outstanding under the previous credit facility. The weighted averaged interest rate incurred on short-term borrowings was 8.6%, 8.18% and 7.68% in fiscal 1998, 1997 and 1996, respectively. There were $5.1 million and $6.0 million of letters of credit outstanding at December 31, 1998 and 1997, respectively.

          During November 1998, the credit facility was amended to extend the expiration date of the revolving credit facility from December 31, 1999 to December 31, 2002, and an insignificant reduction in the margin added to the base rate to determine the periodic interest rate.

          The term note is payable in equal quarterly payments of (pound)200,000 through December 31, 2002. Approximately, ((pound)800,000) $1,328,000 and $1,322,000 is classified as current and $3,983,000 and $5,283,000 was classified as long term at December 31, 1998 and 1997, respectively.

          The Company had a loan in the amount of (pound)125,000 ($205,000) at December 31, 1997 from a U.K. bank which was collateralized by the Company's facility in Rochdale, England. The loan was paid in full during 1998.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

   (a)    Commitments:
          -----------

          Aggregate future lease commitments under operating leases, principally for office space, equipment and vehicles, are as follows:

YEAR ENDING DECEMBER 31,                            (IN THOUSANDS)
------------------------                            --------------
1999                                                     $324
2000                                                      289
2001                                                      145
2002                                                       18
2003                                                       16
Thereafter                                                 14


          Rental expense for the year ended December 31, 1998, 1997 and 1996 was $594,000, $332,000, $374,000, respectively.

   (b)    Contingencies:
          -------------

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

NOTE 10 - STOCK PLANS

          The Company sponsors a Stock Option Plan and an Employees' Stock Purchase Plan, both established in 1997.

          The 1997 Omnibus Stock Incentive Plan authorizes the granting of incentive stock options and non-qualified stock options to purchase up to 500,000 shares of common stock. Option awards may be granted by the Compensation Committee of the Board of Directors through May 23, 2007 to eligible employees. The terms (exercise price, exercise period and expirations) of each option award are at the discretion of the Compensation Committee subject to the following limitations. The exercise price of an Incentive Stock Option may not be less than the fair market value as of the date of the grant (or 110% in the case of an incentive stock option granted to a 10% stockholder). The exercise period may not exceed 10 years from the date of the grant. During 1998 options to purchase 60,000 shares were granted under this plan.

          In prior years, the Company granted stock options under a previously sponsored plan to eligible employees and directors of the Company. At December 31, 1998, options to purchase 455,000 shares remain outstanding under that plan.

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

         The following table presents a summary of the Company's stock option activity and related information for the years ended:

                                                      1998                      1997                     1996
                                               -------------------     ---------------------     --------------------
                                                        Weighted-                 Weighted-                Weighted-
                                                         Average                   Average                  Average
                                               Options   Exercise       Options    Exercise       Options   Exercise
                                                (000's)   Price          (000's)    Price         (000's)    Price
                                               -------------------     ---------------------     --------------------
Outstanding, beginning of year                   459     $5.86            459        $5.86         296        $6.96
Granted                                           60      2.19            -           -            375         4.38
Exercised                                          -      -               -           -            -           -
Forfeited                                          4      3.88            -           -            212         4.76
                                               -------------------     ---------------------     --------------------
Outstanding, end of year                         515     $5.45            459        $5.86         459        $5.86
                                               -------------------     ---------------------     --------------------
Exercisable, end of year                         420     $5.96            374        $6.32         279        $7.05
Weighted-average fair value of options
    granted during the year                    $1.19                      -                      $1.75         -

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1998:

                     Options Outstanding                                          Options Exercisable
--------------------------------------------------------------         ----------------------------
                                     Weighted-      Weighted-                            Weighted
                                      Average        Average                             Average
   Range of        Number of         Remaining       Exercise            Number of       Exercise
Exercise Prices     Options       Contractual Life    Price               Options         Price
--------------------------------------------------------------         ----------------------------
$2.19 - $3.74        60,000              10 years     $2.19                20,000         $2.19
 3.75 -  5.50       274,000               6            4.52               219,500          4.67
 5.51 -  8.50        95,000             4.5            6.32                95,000          6.32
 8.51 - 10.00        86,000             3.0            9.73                86,000          9.73
--------------------------------------------------------------         ----------------------------
$2.19 -$10.00       515,000             5.7 years     $5.45               420,500         $5.96

          Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options granted under the Stock Option Plan was estimated at the date of grant using the Black-Scholes option pricing model, one of the allowable valuation models under FAS 123, with the following assumptions for 1998 and 1996:

                                                           1998          1996
                                                           ----          ----
Risk free interest rate ..........................        4.65%          6.0%
Dividend yields ..................................         2.0%          2.0%
Expected volatility factor of the expected
market price of the Company's common stock .......         .595          .458
Weighted average expected life of each option.....        8 yrs.        8 yrs.

          The weighted average fair value of options granted during 1988 was $1.19 and 1996 was $1.75. There were no options granted during 1997. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's judgment, applying the provisions of FAS 123 does not necessarily provide a reliable single measure of the fair value of its stock options. It is also not likely that the current pro forma net income will be representative of pro forma net income in future years.

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information is as follows:

                                                         Year Ended
                                                         ----------
                                            12/31/98     12/31/97    12/31/96
                                           -------------------------------------
                                           (In thousands, except per share data)


Pro Forma Net Income                          $2,237       $1,331       $258
Pro Forma earnings per share-basic
  and diluted                                    .37          .22        .04


          During 1997, the Company adopted the 1997 Employees' Stock Purchase Plan as a successor to the 1992 Employees' Stock Purchase Plan.

          Under the 1997 Employees' Stock Purchase Plan, the Board of Directors' may offer each eligible employee of the Company the right to purchase, in each year through 2001, shares of common stock equivalent in value to not more than 5% of the employee's annual compensation, up to a maximum of $25,000 per year. At the time of the offering by the Board of Directors the employees must designate the amount to be withheld during the next 24 month purchase period. The purchase price is the lower of 85% of the fair market value of the common stock on the date of offering or 85% of the fair market value on the date the applicable purchase period ends. Not more than an aggregate of 490,000 shares of common stock may be purchased under the stock purchase plan. Any employee who, after the purchase, would hold 5% or more of the common stock is ineligible. No options to purchase shares were offered during 1998.

          Under the stock purchase plan in July 1997 and May 1996, employees elected to purchase approximately 9,000 and 3,000 shares, respectively, of the Company's common stock through these plans. During 1998 and 1997, approximately 5,400 and 13,000 shares, respectively, were distributed to employees under this plan. The 1998 and 1997 distribution includes 404 and 647 shares respectively from the Company's treasury account, for which retained earnings was adjusted. At December 31, 1998, there were approximately 5,000 shares subscribed to under these plans.

          The Company may reaquire up to $2,250,000 of its common stock under its discretionary open market stock repurchase plan. During fiscal 1998 the Company reacquired 3,500 shares of common stock, under this plan for approximately $9,000, which are included in treasury stock. There were no shares repurchased during 1997. Subsequent to December 1998, the Company has repurchased 552,900 shares for approximately $1.3 million.

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

                                                             Year Ended
                                                             ----------
                                                    12/31/98  12/31/97  12/31/96
                                                    --------  --------  --------
       Domestic pension expense:                           (In thousands)

Service cost-benefits earned during the period..    $  62     $  62     $  65
Interest cost on projected benefit obligation...      136       124       122
Expected return on plan assets .................     (147)     (127)     (125)
Recognized net actuarial (gains)/loss ..........       27        26        26
Amortization of transition, asset ..............        7         7         8
Amortization of prior service cost .............       11         7         8
                                                    ------    ------    ------
    Net domestic pension expense ...............    $  96     $  99     $ 104
                                                    ======    ======    ======

    Foreign pension expense:

Service cost-benefits earned during the period..    $ 641     $ 258     $ 226
Interest cost on projected benefit obligation...      762       728       648
Estimated return on plan assets ................     (799)     (802)     (715)
Recognized net actuarial (gains)/loss ..........        6        --        --
Amortization of transition asset ...............     (159)     (152)     (150)
Amortization of prior service cost .............       --        (7)       --
                                                    ------    ------    ------
    Net foreign pension expense ................    $ 451     $  25     $   9
                                                    ======    ======    ======

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

          The following table sets forth the funded status of the domestic and foreign defined benefit plans and amounts recognized in the balance sheets:

                                                  Domestic          Foreign
                                                December 31,      December 31,
                                               1998     1997     1998     1997
                                               ----     ----     ----     ----

Change in Projected Benefit Obligation
   Balance at the beginning of the year        1,991    1,755   10,252    9,063
   Service cost                                   62       62      294      259
   Interest cost                                 136      124      762      731
   Plan participant contributions                  -        -      148      125
   Actuarial losses                              305      114    1,543    1,005
   Foreign currency exchange rates                 -        -       52     (325)
   Benefits paid                                (107)    (104)    (685)    (606)
   Plan amendments                                 -       40        -        -
                                             -------- -------- -------- --------
   Balance at the end of the period           $2,387   $1,991  $12,366  $10,252
                                             ======== ======== =======  ========
Change in Fair Value Plan Assets
   Balance at the beginning of the year        1,780    1,553    9,800    9,289
   Actual return on assets                       184      171      929    1,326
   Contributions - employer                      257      160        -        -
   Contributions - employee                        -        -      148      125
   Foreign currency exchange rates                 -        -       51     (334)
   Benefits paid                                (107)    (104)    (685)    (606)
                                             -------- -------- -------- --------
   Balance at the end of the period           $2,114   $1,780  $10,243   $9,800
                                             ======== ======== ======== ========
Funded status of the plan
   (Under)/over funded                          (273)    (211)  (2,123)    (452)
   Unrecognized net actuarial loss               745      504    2,099      699
   Unamortized prior service cost                  2        9        -        -
   Unamortized net transition obligation (asset)  68       79      (40)    (198)
                                             -------- -------- -------- --------
   Prepaid/(Accrued) Pension Expense            $542     $381     ($64)     $49
                                             ======== ======== ======== ========
   Discount rate                                6.25%    7.00%    6.00%    7.50%
   Rate of increase in future compensation
      levels                                     N/A      N/A     4.50%    4.50%
   Expected long-term rate of return on
      plan assets                               8.00%    8.00%    8.00%    9.00%


           The Company changed the discount rate in 1998 and 1997 in response to the lower current and projected interest rates. The Company recorded a minimum liability of $2,429,000 and $592,000 at December 31, 1998 and 1997, respectively. The Company has also recorded intangible assets of $70,000 and $88,000, the amounts allowable under FAS 87, at December 31, 1998 and 1997, respectively, which are included in Other Assets. The minimum liability in excess of the intangible asset has been recorded as comprehensive expense included in stockholders' equity, net of applicable income taxes. Comprehensive expense was $1,855,000 and $43,000 for the years ended December 31, 1998 and 1997, respectively.

           The Company has a domestic 401(k) retirement plan for salaried employees which includes matching and discretionary non-matching contributions by the Company. Approximately $78,000, $119,000 and $113,000 of such contributions were expensed in fiscal 1998, 1997 and 1996, respectively. No discretionary contributions were made by the Company during fiscal 1998, 1997 or 1996.

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

                                                            Year Ended
                                                   12/31/98  12/31/97   12/31/96
                                                   --------  --------   --------
                                                          (In thousands)

Service cost- benefits earned during the period..      --        --        --
Interest cost on accumulated postretirement
  benefit obligation ............................     $81       $90       $90
                                                      ---       ---       ---
Net periodic postretirement benefit costs .......     $81       $90       $90
                                                      ===       ===       ===

          The Company's non-pension postretirement benefit plans are not funded. The status of the plans are as follows:

                                                     12/31/98     12/31/97
                                                     --------     --------
                                                          (In thousands)
   Accumulated postretirement benefit obligation:
       Beginning of the year                           $1,221       $1,247
       Interest cost                                       81           90
       Recognized actuarial loss                           69           37
       Benefits Paid                                    (123)        (153)
                                                     --------     --------
   Accumulated postretirement obligation:
       End of the year                                 $1,248       $1,221
       Unrecognized actuarial loss                       (77)          (8)
                                                     --------     --------
   Accrued postretirement benefit obligation           $1,171       $1,213
                                                     ========     ========

          The assumed discount rate used in determining the accumulated postretirement benefit obligation was 6.25% and 7.00% at December 31, 1998 and 1997, respectively. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.0% at December 31, 1998 and declines .5% per year to 5.5% by the year 2005 and remains at that level thereafter. The change in assumptions did not have a material impact on the obligation or net periodic postretirement benefit cost.

          The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                               1-Percentage-      1-Percentage-
                                                   Point              Point
                                                 Increase           Decrease
                                               --------------------------------

Effect on the interest cost components in 1998        $87              $(76)
Effect on postretirement benefit obligation
  as of 1998                                       $1,341           $(1,161)

NOTE 12 - ACCUMULATED COMPREHENSIVE INCOME (EXPENSE)

          The components of other comprehensive income (expense) are as follows:

                                         Foreign
                                         Currency        Minimum
                                        Translation      Pension
                                        Adjustments     Liability        Total
                                        -----------     ---------        -----
Balance at December 31, 1996 ......       $   232        $  (276)       $   (44)
Cumulative translation adjustment .          (295)                         (295)
Minimum pension liability
adjustment ........................                          (43)           (43)
Deferred taxes relating to minimum
  Pension liability
                                                              16             16
                                          -------        -------        -------
Balance at December 31, 1997 ......       $   (63)       $  (303)       $  (366)
Cumulative translation adjustment..            (1)                           (1)
Minimum pension liability
adjustment ........................                       (1,855)        (1,855)
Deferred taxes relating to minimum
  Pension liability                                          581            581
                                          -------        -------        -------
Balance at December 31, 1998 ......       $   (64)       $(1,577)       $(1,641)
                                          =======        =======        =======

NOTE 13 - PROVISION FOR INCOME TAXES

          Pre-tax income/(loss) and income taxes for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                           Year ended
                                                12/31/98    12/31/97    12/31/96
                                                --------    --------    --------
The domestic and foreign components                      (In thousands)
  of income/(loss) before
  income taxes are:
                   Domestic ................    $ 3,325     $    89     ($1,544)
                   United Kingdom ..........        498       1,995       2,024
                                                -------     -------     -------
                                                $ 3,823     $ 2,084     $   480
                                                =======     =======     =======
The provision/(benefit) for income taxes is:
               Current:
                   United States ...........    $   918     $   101     ($  646)
                   United Kingdom ..........          9         658         664
                   State taxes .............         83          52         (25)
                                                -------     -------     -------
                                                  1,010         811          (7)
                                                -------     -------     -------
               Deferred:
                   United States ...........        127         (50)        232
                   United Kingdom ..........        171           7          41
                   State taxes .............        238         (41)       (112)
                                                -------     -------     -------
                                                    536         (84)        161
                                                -------     -------     -------
                                                $ 1,546     $   727     $   154
                                                =======     =======     =======

          Deferred   tax   liabilities/(assets)   result   from  the   following
differences between financial reporting and tax accounting.

                                                  12/31/98     12/31/97
                                                  --------     --------
                                                      (In thousands)
     DEFERRED TAX LIABILITIES:
     Fixed Assets                                  $1,396       $1,054
     Inventory valuation                               78          258
     Intangibles                                      249            -
                                                  -------      -------
     Total deferred tax liabilities                 1,723        1,312
                                                  -------      -------

     DEFERRED TAX ASSETS:
     Non pension postretirement benefits             (469)        (485)
     Installation and warranty cost accruals         (190)        (324)
     Vacation reserve                                 (98)         (94)
     Bad debt reserve                                 (53)         (51)
     Pension                                         (686)        (202)
     State tax loss carryforwards                       -         (197)
     Redundancy reserve                              (137)           -
     Other reserves                                  (343)           -
     Other                                            (28)         (30)
                                                   -------     --------
     Total deferred tax assets                     (2,004)      (1,383)
                                                   -------     --------
     Net deferred tax (asset)                      $ (281)     $   (71)
                                                   =======     ========

          Other current assets includes $769,000 and $296,000 of deferred tax assets at December 31, 1998 and 1997, respectively.

    A reconciliation from statutory U.S. federal income taxes to the actual income taxes is as follows:

                                                        Year ended
                                              12/31/98    12/31/97     12/31/96
                                              --------    --------     --------
                                                       (In thousands)

Statutory provision ......................    $ 1,300     $   709      $   163
U.S.--U.K. rate differential .............        (20)        (57)          17
State income taxes, net of federal benefit        212           7          (90)
Permanent differences ....................         79          98           30
Other ....................................        (25)        (30)          34
                                              -------     -------      -------
Actual provision .........................    $ 1,546     $   727      $   154
                                              =======     =======      =======

NOTE 14 - EARNINGS PER SHARE

          The following table sets forth the computation of basic and diluted earnings per share:


                                                       Year          Year          Year
                                                      Ended         ended         ended
                                                     12/31/98      12/31/97      12/31/96
                                                     --------      --------      --------
                                                       (In thousands, except share data)
Net income applicable to
  common stockholders ..........................    $    2,277    $    1,357    $      326
                                                    ==========    ==========    ==========


Weighted average number of common
shares outstanding - Basic earnings per Share ..     5,941,837     5,950,240     5,969,708

Effect of dilutive stock and
 purchase options ..............................        24,539         1,403         2,393
                                                    ----------    ----------    ----------


Weighted average number of common shares
outstanding - Diluted earnings per share             5,966,376     5,951,643     5,972,101
                                                    ==========    ==========    ==========

Net income per share-basic .....................    $     0.38    $     0.23    $     0.05
                                                    ==========    ==========    ==========


Net income per share-diluted ...................    $     0.38    $     0.23    $     0.05
                                                    ==========    ==========    ==========

NOTE 15 - OTHER INCOME/(EXPENSE), NET

          For the year ended December 31, 1998, and 1997 other income/expense includes gains of approximately $0.3 million and $0.7 million, respectively, from the disposal of machinery and equipment no longer used. There were no individually significant items of other income or expense in 1996.

NOTE 16 - FOREIGN OPERATIONS, EXPORT SALES AND MAJOR CUSTOMERS

          The Company's operations are considered one operating segment. The Company's products consist of new machines, spares and repair related services. The Company's products and services are sold to commercial manufacturers in the plastic and rubber industries. The manufacturing, assembly and distribution of the Company's products are essentially the same.

          The following provides gross revenue by product and geographic area for the years ended December 31, 1998, 1997 and 1996:

Sale by Product Line                              1998       1997       1996
--------------------                              ----       ----       ----

New Machines                                    $56,057     $48,745   $40,317
Spares                                           20,206      19,735    18,535
Repairs                                          21,154      16,493    16,610
Other                                               619         409       374
                                                -------     -------   -------
    Total                                       $98,036     $85,382   $75,836
                                                =======     =======   =======

Geographic Sales by Destination
-------------------------------

United States                                   $51,274     $39,402   $40,487
United Kingdom                                    9,915       6,122     5,134
Europe (excluding U.K.)                          21,310      12,952    12,701
North America (excluding U.S.)                    3,099       1,456     4,005
Asia                                              6,446      22,220    10,587
Middle East                                       4,271       1,058     1,465
Other                                             1,721       2,172     1,457
                                                -------     -------   -------
    Total                                       $98,036     $85,382   $75,836
                                                =======     =======   =======

          Sales for 1997 included sales to one customer located in Korea totaling $13 million. There were no other sales to a single customer which exceeded 10% of the Company's revenue for the years ended December 31, 1998, 1997 and 1996.

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

          Net sales to unaffiliated customers, operating income and assets of the U.S. and U.K. operations for the years ended December 31, 1998, 1997, and 1996 are as follows:

                                             United      United
                                             States      Kingdom    Consolidated
                                             -----------------------------------
                                                        (In  thousands)

Year ended 12/31/98:
    Sales to unaffiliated Customers          $57,387      $40,649      $98,036
    Operating income                          $3,489       $1,133       $4,622
    Long-lived assets                         $5,502       $8,948      $14,450
    Total assets                             $28,464      $34,259      $62,723


Year ended 12/31/97:
    Sales to unaffiliated Customers          $60,594      $24,788      $85,382
    Operating income                          $(310)       $1,945       $1,635
    Long-lived assets                         $5,920      $13,357      $19,277
    Total assets                             $26,411      $29,970      $56,381

Year ended 12/31/96:
    Sales to unaffiliated Customers          $50,811      $25,025      $75,836
    Operating income                        ($1,501)       $2,155         $654
    Long-lived assets                         $5,189       $5,355      $10,544
    Total assets                             $31,011      $19,720      $50,731

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED):

          Summarized quarterly financial data for fiscal 1998 and 1997:


                                                             (In thousands except per share data)
                                                                           Quarter
                                                        -----------------------------------------------
                                                          First      Second       Third     Fourth
                                                        ----------  ----------  ----------  -----------
FISCAL 1998
Net Sales                                                 $15,976     $24,954     $21,626      $35,480
                                                        ==========  ==========  ==========  ===========
Gross Margin                                               $4,236      $6,100      $4,341       $8,095
                                                        ==========  ==========  ==========  ===========
Other (expense)                                            ($234)      ($255)       ($64)       ($246)
                                                        ==========  ==========  ==========  ===========
Net income/(loss)                                            $110        $737      ($202)       $1,632
                                                        ==========  ==========  ==========  ===========
Basic and diluted net income/(loss) per common share        $0.02       $0.12     ($0.03)        $0.27
                                                        ==========  ==========  ==========  ===========
Basic weighted average shares outstanding (000's)           5,943       5,943       5,942        5,939
                                                        ==========  ==========  ==========  ===========
Diluted weighted average shares outstanding (000's)         5,983       5,947       5,942        5,944
                                                        ==========  ==========  ==========  ===========

                                                                           Quarter
                                                        -----------------------------------------------
                                                          First      Second       Third     Fourth
                                                        ----------  ----------  ----------  -----------
FISCAL 1997
Net Sales                                                 $16,123     $26,183     $21,955      $21,121
                                                        ==========  ==========  ==========  ===========
Gross Margin                                               $3,338      $5,344      $5,429       $3,600
                                                        ==========  ==========  ==========  ===========
Other Income/(expense)                                       $300        $167         $20        ($38)
                                                        ==========  ==========  ==========  ===========
Net income/(loss)                                          ($106)        $870        $712       ($119)
                                                        ==========  ==========  ==========  ===========
Basic and diluted net income/(loss) per common share      ($0.02)       $0.15       $0.12      ($0.02)
                                                        ==========  ==========  ==========  ===========
Basic weighted average shares outstanding (000's)           5,942       5,942       5,949        5,946
                                                        ==========  ==========  ==========  ===========
Diluted weighted average shares outstanding (000's)         5,942       5,943       5,955        5,953
                                                        ==========  ==========  ==========  ===========

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 1998 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 2,1999.

ITEM 11 - EXECUTIVE COMPENSATION

          The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 1998 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 2, 1999.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 1998 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 2, 1999.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 1998 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 2, 1999. See also Notes to Consolidated Financial Statements, Note 4, appearing in Item 8 herein.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

   (a) Documents Filed as Part of Form 10-K
                                                                            PAGE

       1.  Financial Statements

       Report of Independent Auditors.........................................18
       Consolidated Balance Sheets as of December 31, 1998 and, 1997..........19
       Consolidated Statements of Income for the years ended
         December 31, 1998, 1997, and 1996....................................20
       Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996...............................21
       Consolidated Statements of Cash Flows for years ended
         December 31, 1998, 1997 and 1996.....................................22
       Notes to Consolidated Financial Statements........................23 - 39

       2.  Financial Statement Schedule

       Report of Independent Auditors on Financial Statement Schedule.........47
       Schedule II - Valuation and Qualifying Accounts........................48

       All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits                                                                 PAGE
Exhibits
--------

Exhibit 2(1)   Sale and purchase  agreement of the Francis Shaw Rubber
               Machinery  Business  dated  December  4, 1997,  between
               Francis Shaw Rubber Machinery Limited, PRC Fabrications
               Limited,  EIS Group  PLC,  Farrel  Bridge  Limited  and
               Farrel Limited. Filed as an exhibit to the Registrant's
               Report on Form 8K dated December 19, 1997                     N/A

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

Exhibit 4 Amended and restated Credit Agreement between Farrel Corporation and Chase Manhattan Bank dated January 23,
               1998. Filed as an exhibit to the Registrant's  Form 10K
               for the year ended December 31, 1997.                         N/A

Exhibit 4      First  amendment  to the  amended and  restated  Credit
               Agreement   Between   Farrel   Corporation   and  Chase
               Manhattan Bank dated November 30, 1998.                        51

Exhibit 10(b)  Employment  Agreement  between Rolf K. Liebergesell and the  Registrant,  dated  November 1, 1991.  Filed as an
               exhibit to the Registrant's  Registration  Statement as
               Form S-1 (No.  33-43539)  and  incorporated  herein  by
               reference.                                                    N/A

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

Exhibit 10(i)  Environmental  Settlement Agreement between The Black &
               Decker  Corporation  and the Registrant  dated February
               17, 1995. Filed as an exhibit to the Registrant's  Form
               10-K for the year ended December 31, 1994.                    N/A

Exhibit 10(j) Secondment Agreement between Karl N. Svensson and the Registrant, dated March 3, 1995. Filed as an exhibit to the  Registrant's  Form 10-Q for the quarter ended June
               30, 1996.                                                     N/A

Exhibit 10(k) Agreement of Purchase and Sale of certain property located in Derby CT between National RE/sources Acquisition, LLC and Farrel Corporation dated July 17, 1998, and reinstatement agreement dated October 15, 1998.

Exhibit 11     Statement re: Computation of per share earnings.

Exhibit 21 Subsidiaries - Filed as an exhibit to the Registrant's Registration Statement as Form S-1 (No. 33-43539) and
               incorporated herein by reference.                             N/A

Exhibit 23     Consent of Ernst & Young LLP

Exhibit 27     Financial Data Schedule



(b) Reports on Form 8K.

No such reports were filed by the Company during the year ended December 31, 1998.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Farrel Corporation




                                            /S/ ROLF K. LIEBERGESELL
                                            ------------------------------------
                                            Rolf K. Liebergesell
                                            Chief Executive Officer
                                            President and Chairman of the Board


                                            MARCH 29, 1999
                                            ------------------------------------
                                            Date

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                  TITLE                                     DATE

/S/ROLF K. LIEBERGESELL    Chief Executive Officer, President   MARCH 29, 1999
Rolf K. Liebergesell       and Chairman of the Board           -----------------


/S/THEODORE E. JENNY       Vice  President-Chief Financial      MARCH 26, 1999
Theodore E. Jenny          Officer (Chief Accounting Officer)  -----------------

                                                                MARCH 30, 1999
/S/CHARLES S. JONES        Director                            -----------------
Charles S. Jones

                                                                MARCH 28, 1999
/S/JAMES A. PURDY          Director                            -----------------
James A. Purdy

                                                                MARCH 29, 1999
/S/HOWARD J. AIBEL         Director                            -----------------
Howard J. Aibel

                                                                MARCH 30, 1999
/S/GLENN ANGIOLILLO        Director                            -----------------
Glenn Angiolillo

                                                                MARCH 29, 1999
/S/ALBERTO SHAIO           Director                            -----------------
Alberto Shaio

The Board of Directors and Stockholders
Farrel Corporation


We have audited the consolidated financial statements of Farrel Corporation as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated March 18, 1999 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule for the years ended December 31, 1998, 1997 and 1996 listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  Ernst & Young LLP

Stamford, Connecticut
March 18, 1999

                                                                     SCHEDULE II

                                          FARREL CORPORATION
                                   VALUATION AND QUALIFYING ACCOUNTS



COLUMN A                               COLUMN B                COLUMN C                 COLUMN D         COLUMN E
-------------------------------------  -------------- ----------------------------  ----------------- ----------------
                                                                      Charged
                                        Balance at     Charged to    (credited)
                                         beginning     costs and      to other                          Balance at
Name of Debtor                           of period      expenses     accounts (1)    Deductions (2)    end of period
-------------------------------------  -------------- ------------- --------------  ----------------- ----------------
Year ended 12/31/96
-------------------
Allowance for doubtful
  receivables                                102           362             10               (10)              464
Reserve for excess and obsolete
  inventory items                          1,042           119             67              (137)            1,091
Accrued installation and warranty
  costs                                    1,624         1,840             92            (2,196)            1,360

Year ended 12/31/97
-------------------
Allowance for doubtful
  receivables                                464          (50)            (8)              (227)              179
Reserve for excess and obsolete
  inventory items                          1,091           208           (23)              (525)              751
Accrued installation and warranty
  costs                                    1,360         2,182           (25)            (2,191)            1,326
Year ended 12/31/98
-------------------
Allowance for doubtful
  receivables                                179           261              -              (143)              297
Reserve for excess and obsolete
  inventory items                            751           916              3              (120)            1,550
Accrued installation and warranty
  costs                                    1,326         2,282              2            (1,927)            1,683




(1) Represents foreign currency translation adjustments charged or credited to stockholders' equity.
(2) Represents accounts receivable written off, obsolete inventory items written off, reductions in accrued installation and warranty costs to reflect expenditures incurred.

     The allowances for doubtful receivables and reserves for excess and obsolete inventory items have been deducted in the balance sheets from the assets to which they apply. The accrued installation and warranty costs are shown as liabilities in the balance sheet.

                  (Financial Data Schedule Filed with the SEC)