Form 10-Q
period 1999-04-04
FARREL CORP
filed 1999-05-19
CIK 34645

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended             April 4, 1999
                               ------------------------------------

                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------   ---------------------

Commission file number    0 -19703
                      --------------------

                               Farrel Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                      22-2689245
   -------------------------------                     ------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                              OUTSTANDING AT     MAY 7, 1999
--------------------------------------------------------------------------------
Common Stock (Voting), $.01 par value                       5,386,586
                                                     ----------------------

                               FARREL CORPORATION
                               ------------------


                                      Index
                                      -----

                                                                           PAGE

Part I. FINANCIAL INFORMATION
        ---------------------

               Consolidated Balance Sheets -
               April 4, 1999 and December 31, 1998                           3

               Consolidated Statements of Operations -
               Three Months Ended April 4, 1999
                 and March 29, 1998                                          4

               Consolidated Statements of Cash Flows -
               Three Months ended April 4, 1999
                 and March 29, 1998                                          5

               Notes to Consolidated Financial Statements                  6-7

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        8-12

               Exhibit 11 - Computation of Earnings Per Share               13

Part II.  OTHER INFORMATION                                                 14
          -----------------

                                 Part I - Financial Information

                                       FARREL CORPORATION
                                       ------------------
                                   CONSOLIDATED BALANCE SHEETS
                                   ---------------------------
                                (In thousands, except share data)

                                                                     April 4,      December 31,
                                                                     --------      ------------
                                                                       1999            1998
                                                                       ----            ----
                                                                   (Unaudited)
ASSETS
     Current Assets:
       Cash and cash equivalents ............................       $  5,412        $  5,786
       Accounts receivable, net of allowance for
         doubtful accounts of $295 and $297,
         respectively .......................................         12,431          20,708
       Inventory ............................................         17,028          14,542
       Asset purchase agreement receivable ..................          4,386           5,284
       Other current assets .................................          2,003           1,953
                                                                    --------        --------
                    Total current assets ....................         41,260          48,273
       Property, plant and equipment - net
         of accumulated depreciation of $11,926 and
         $11,648, respectively ..............................         11,434          11,614
       Goodwill .............................................          2,377           1,555
       Other Assets .........................................            796           1,281
                                                                    --------        --------
Total Assets ................................................       $ 55,867        $ 62,723
                                                                    ========        ========
LIABILITIES & STOCKHOLDERS' EQUITY Current Liabilities:
         Accounts payable ...................................       $  8,743        $ 14,039
         Accrued expenses & taxes ...........................          3,549           4,284
         Advances from customers ............................          8,301           7,017
         Accrued installation & warranty costs ..............          1,571           1,683
         Short - term debt ..................................          2,146           1,328
                                                                    --------        --------
                     Total current liabilities ..............         24,310          28,351
       Long - term debt .....................................          3,849           3,983
       Postretirement benefit obligation ....................          1,168           1,171
       Long term pension obligation .........................          2,429           2,429
       Deferred income taxes ................................            469             488
       Commitments and contingencies
                                                                    --------        --------
                     Total Liabilities ......................         32,225          36,422
                                                                    --------        --------
       Stockholders' Equity:
         Preferred stock, par value $100, 1,000,000
               shares authorized, no shares issued ..........           --              --
         Common stock, par value $.01,
              10,000,000 shares authorized,
              6,142,106 shares issued .......................             61              61
         Paid in capital ....................................         19,295          19,295
         Treasury stock, 755,520 and 202,620 shares
         at
         April 4, 1999 and December 31, 1998 ................         (2,262)           (990)
         Retained earnings ..................................          8,508           9,576
         Accumulated other comprehensive expense ............         (1,960)         (1,641)
                                                                    --------        --------
                     Total Stockholders' Equity .............         23,642          26,301
                                                                    --------        --------
Total Liabilities and Stockholders' Equity ..................       $ 55,867        $ 62,723
                                                                    ========        ========


                   See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                               ------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                 (In thousands, except per share and share data)
                 -----------------------------------------------

                                                       Three Months Ended
                                                       ------------------
                                                   April 4,         March 29,
                                                     1999             1998
                                                     ----             ----
                                                  (unaudited)      (unaudited)

Net Sales ..................................     $    13,294      $    15,976

Cost of sales ..............................          10,890           11,740
                                                 -----------      -----------

Gross margin ...............................           2,404            4,236

Operating expenses:

    Selling ................................           1,710            1,732

    General & administrative ...............           2,222            1,769

    Research & development .................             383              318
                                                 -----------      -----------

Total operating expenses ...................           4,315            3,819
                                                 -----------      -----------

Operating income/(loss) ....................          (1,911)             417

Interest income ............................             235              157

Interest expense ...........................            (176)            (315)

Gain from sale of real estate ..............           1,879                0

Other expense, net .........................            (103)             (76)
                                                 -----------      -----------

Income(loss) before income taxes ...........             (76)             183

(Provision) for income taxes ...............             (41)             (73)
                                                 -----------      -----------

Net income (loss) ..........................     $      (117)     $       110
                                                 ===========      ===========

Per share data:

Basic and Diluted net income (loss)
    per common share .......................     $     (0.02)     $      0.02
                                                 ===========      ===========
Average shares outstanding:
   Basic ...................................       5,812,676        5,942,582
                                                 ===========      ===========
   Diluted .................................       5,812,676        5,982,985
                                                 ===========      ===========
Dividends declared .........................     $      0.16      $      0.00
                                                 ===========      ===========

        See Accompanying Notes to Consolidated Financial Statements

                                         FARREL CORPORATION
                                         ------------------
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                               -------------------------------------
                                           (In thousands)

                                                                            Three Months Ended
                                                                            ------------------
                                                                         April 4,       March 29,
                                                                         --------       ---------
                                                                           1999            1998
                                                                           ----            ----
                                                                       (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net Income/(loss) ..............................................       $  (117)       $   110
  Adjustments to reconcile net (loss)/income to net
  cash provided/(used in) by operating activities:
    Gain on disposal of fixed assets .............................        (1,884)            --
    Depreciation and amortization ................................           519            484
    Decrease in accounts receivable ..............................         8,016            956
    (Increase) in inventory ......................................        (2,743)        (4,539)
    (Decrease) increase in accounts payable ......................        (5,072)         1,884
    Increase in customer advances ................................         1,367          3,143
    (Decrease) in accrued expenses & taxes .......................          (415)          (712)
    (Decrease) in accrued installation and warranty costs ........           (77)          (195)
    (Decrease) in deferred income taxes ..........................            (5)           (38)
    Other ........................................................          (520)          (318)
                                                                         -------        -------
    Total adjustments ............................................          (814)           665
                                                                         -------        -------
    Net cash provided by operating activities ....................          (931)           775
                                                                         -------        -------
Cash flows from investing activities:
    Proceeds from disposal of fixed assets .......................         2,449             --
    Purchases of property, plant and equipment ...................          (513)          (460)
                                                                         -------        -------
    Net cash provided by/(used in) investing activities ..........         1,936           (460)

Cash flows from financing activities:
    Proceeds from short-term borrowing, net ......................           874            891
    Used for dividends paid ......................................          (951)          (951)
    Purchase of treasury stock ...................................        (1,272)            --
                                                                         -------        -------
    Net cash used by financing activities ........................        (1,349)           (60)
Effect of foreign currency exchange rate changes on cash .........           (30)            17
                                                                         -------        -------
Net (decrease) increase in cash and cash equivalents .............          (374)           272
    Cash and cash equivalents - Beginning of period ..............         5,786          1,447
                                                                         -------        -------
    Cash and cash equivalents - End of period ....................       $ 5,412        $ 1,719
                                                                         =======        =======
Income taxes paid ................................................       $ 1,057        $   106
                                                                         =======        =======
Interest paid ....................................................       $     6        $   179
                                                                         =======        =======

                     See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the consolidated financial position of Farrel Corporation ("Farrel" or "the Company") as of April 4, 1999, and the consolidated results of its operations and cash flows for the three months ended April 4, 1999 and March 29, 1998. These results are not necessarily indicative of results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1998.

NOTE 2 - INVENTORY

        Inventory is comprised of the following:      April 4,      December 31,
                                                      --------      ------------
                                                        1999            1998
                                                        ----            ----
                                                            (In thousands)
        Stock and raw materials.................       $5,872          $7,279
        Work-in process.........................       11,156           7,263
                                                       ------         -------
        Total...................................      $17,028         $14,542
                                                      =======         =======

NOTE 3 -  ASSET PURCHASE AGREEMENT RECEIVABLE

          On December 19, 1997, Farrel Shaw Limited, a wholly owned subsidiary of the Company, acquired certain assets and the operations of the Francis Shaw Rubber Machinery ("Shaw") operations from EIS Group PLC of the United Kingdom ("Seller"). The purchase and sale agreement ("Agreement") between the Company and the Seller required subsequent adjustment to the purchase price if the Shaw operations did not produce a minimum profit, as defined in the Agreement, of approximately $1.7 million for the year ended December 31, 1998 (the "Profit Guaranty"). The operations of Shaw produced a loss (as computed under the terms of the Agreement) of approximately $3.6 million for the year ended December 31, 1998.

          Accordingly, the Company recorded a receivable from the Seller at December 31, 1998 of approximately $5.3 million under the terms of the Profit Guaranty provisions of the Agreement and reduced the purchase price. On May 7, 1999, the Company received a cash payment of $4.4 million in settlement of our claim under the Profit Guaranty. The difference between the amount recorded at December 31, 1998 and amount received from the Seller was recorded as an increase in goodwill as of March 30, 1999.

          The Agreement also required the transfer of the pension liability for the Shaw employees together with the pension assets related to those employees. The assets for the Shaw employees were transferred to the Company's pension plan on May 5, 1999. The consolidated financial statements do not include any amounts related to the transferred Shaw employees as the actuarial amounts have not been determined. The net amount of the actuarially determined excess of the pension assets compared with the projected benefit obligation for the Shaw employees will be recorded as an additional purchase price adjustment when determined.

NOTE 4 - COMPREHENSIVE INCOME

          The components of comprehensive income (loss), for the three-month periods ended are as follows:

                                                April 4,     March 29,
                                                  1999         1998
                                                  ----         ----
                                                    (In thousands)
      Net (loss) income                           $(117)        $110
      Foreign currency translation adjustment      (319)         222
                                                  ------        -----
      Comprehensive (loss) income                 $(436)        $332
                                                  ======        =====

          The components of accumulated other comprehensive expense, net of related tax, are as follows:

                                                April 4,     March 29,
                                                  1999         1998
                                                  ----         ----
                                                    (In thousands)
      Minimum pension liability                  $(1,577)    $(1,577)
      Foreign currency translation adjustment       (383)        (64)
                                                 --------    --------
      Accumulated comprehensive expense          $(1,960)    $(1,641)
                                                 ========    ========


NOTE 5 -   SEGMENT INFORMATION

          The Company's operations are considered one operating segment. The Company's products consist of new machines, spares and repair related services. The Company's products and services are sold to commercial manufacturers in the plastic and rubber industries. The manufacturing, assembly and distribution of the Company's products are essentially the same.

NOTE 6 - GAIN FROM SALE OF REAL ESTATE

          During January 1999, the Company completed the sale of excess real estate held for sale for $2.4 million. The Company recorded a gain of $1.9 million from the sale.

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

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED APRIL 4, 1999  COMPARED TO THE THREE MONTHS ENDED MARCH 29,
1998

          Net sales for the first quarter of 1999 were $13.3 million compared to $16.0 million during the first quarter of 1998, a decrease of $2.7 million. The decrease in net sales is due to lower new machine sales, which was $4.7 million lower for the first quarter of 1999 as compared to the same period in 1998. This decrease was partially offset by higher aftermarket sales. The timing of the Company's sales, particularly new machines sales, are highly dependent on when an order is received, lead time and customer requirements. Management believes the Company operates in markets which are extremely competitive. Many of our customers and markets operate at less than full capacity and certain markets, in particular, the Far East, remain particularly competitive and are subject to local economic events.

          During the first quarter of 1999 the Company received $17.2 million in orders compared to $30.2 million during the first quarter of 1998. Order intake into the second quarter of 1999 continues to be slow. The decrease is primarily at our European operations. The Company's products are primarily supplied to manufacturers and represent capital commitments for new plants, expansion or modernization. In the case of major equipment orders, up to 12 months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may be recognized in a later accounting period than the one in which the order was received. In addition, the cyclical nature of industry demand and, therefore, order intake, may effect the Company's quarterly results of operations. The Company's ability to maintain and increase net sales depends upon a strengthening and stability in the Company's traditional markets. Firm backlog at the end of the first quarter of 1999 was $37.0 million compared to $33.0 million at December 31, 1998 and $60.8 million at the end of the first quarter of 1998. Firm backlog as of May 8, 1999 and 1998 was $36.7 million and $59.0 million, respectively.

          Gross margin in the first quarter of 1999 was $2.4 million compared to $4.2 million for the first quarter of 1998. The margin percentage decreased to 18.1% from 26.5%. The decrease in comparative gross margin is attributed to lower sales volume to absorb fixed manufacturing and assembly costs.

          Operating expenses in the first quarter of 1999 were $4.3 million compared to $3.8 million during 1998. The increase is due to higher employee compensation, benefit costs and professional services.

          Interest expense, net of interest income, for the first quarter of 1999, was $176, a decrease of $139 from the first quarter of 1998. The decrease is due to lower borrowings.

          The Company provides for income taxes in the jurisdictions in which it pays for income taxes at the statutory rates in effect in each jurisdiction adjusted for differences in providing for income taxes between financial reporting and income tax purposes. During the first quarter of 1999, the Company recorded a consolidated tax provision due to earning taxable income in the United States, at a higher tax rate, and incurring losses in the United Kingdom at a lower tax rate. The income tax rate in the first quarter of 1998, as a percentage of pre-tax results of operations, was 40.1%.

MATERIAL CONTINGENCIES

          In February 1995, the Company and Black & Decker entered into a Settlement Agreement pursuant to which Black & Decker agreed to assume full responsibility for the investigation and remediation of any pre-May, 1986 environmental contamination at the Company's Ansonia and Derby facilities as required by the Connecticut Department of Environmental Protection (DEP). As part of the settlement, the Company transferred by quit claim deed a vacant surfaced parking lot to the City of Ansonia. As required by the Settlement Agreement, a preliminary environmental assessment of the Company's properties in Ansonia and Derby, Connecticut has been conducted by Black & Decker. On January 19, 1999, the Company sold all of its Derby, Connecticut, real estate and facilities. By the terms of that sale, the purchaser committed to cooperate with Black & Decker in any additional investigation of the Derby property and any remediation of that property that might be required by the DEP. In addition, the Company has been named an additional insured on a $5.0 million environmental policy obtained by the purchaser and the purchaser is obligated to name the
Company an additional insured on any and all other environmental insurance policies obtained by the purchaser related to the Derby property. On the basis of the preliminary data now available there is no reason to believe that any remediation activities which might be required as a result of the findings of the assessment will have a material effect upon the capital expenditures, earnings  or the  competitive  position of the  Company.  This  forward  looking statement could, however, be influenced by the results of any further investigation which the DEP might require, by DEP's conclusions and requirements based upon its review of complete information when such is available, unanticipated discoveries, the possibility that new or different environmental laws might be adopted and the possibility that further regulatory review or litigation might become necessary or appropriate.

LIQUIDITY AND CAPITAL RESOURCES; CAPITAL EXPENDITURES

          Working capital and the working capital ratio at April 4, 1999 were $16.9 million and 1.7 to 1, respectively, compared to $19.9 million and 1.7 to 1 at December 31, 1998, respectively. During the first quarter of 1999, the Company paid a dividend of $0.16 per share. In addition, during the first quarter, the Company repurchased 552,900 common shares in the amount of $1,272,000. These shares are held in treasury. The Company's ability to pay dividends in the future is generally limited under its credit facility described below to the aggregate of (a) 25% of net income during the most recently completed four fiscal quarters after deducting distributions previously made and
(b) purchases by the Company of its common stock during the same period, without the consent of and/or waiver by the Company's bank. The Company received a waiver from its bank with respect to dividends paid in 1999.

          Due to the nature of the Company's business, many sales are of a large dollar amount. Consequently, the timing of recording such sales may cause the balances in accounts receivable and/or inventory to fluctuate dramatically between quarters and may result in significant fluctuations in cash provided by operations. Historically, the Company has not experienced significant problems regarding the collection of accounts receivable. The Company has also generally financed its operations with cash generated by operations, with progress payments from customers and with borrowings under its bank credit facilities. Management anticipates that its cash balances, operating cash flows and available credit line will be adequate to fund anticipated capital commitments and working capital requirements for at least the next twelve months. The Company made capital expenditures of $0.5 million during the first quarters of fiscal 1999 and 1998, respectively.

          On May 7, 1999, the Company received a cash payment of $4.4 million representing settlement of our claim under the Profit Guaranty provision of the Asset Purchase Agreement for the purchase of the Francis Shaw Rubber Machinery Business.

          The Company has a worldwide multi-currency credit facility with a major U.S. bank in the amount of $25.0 million consisting of an $18.5 million revolving credit facility for direct borrowings and letters of credit and up to (pound)3.0 million for foreign exchange contracts and a five year term note. Interest varies based upon prevailing market interest. The facility contains limits on direct borrowings and letters of credit combined based upon stipulated percentages of accounts receivable, inventory and backlog. The facility also contains covenants specifying minimum and maximum operating thresholds for operating results and selected financial ratios. The agreement contains certain restrictions on the making of investments, on borrowings and on the sale of assets. At April 4, 1999 and December 31, 1998, there was $5.1 million and $5.3 million, respectively, outstanding under the term loan. At April 4, 1999, there was $0.9 million in direct borrowings outstanding. There were $6.0 million and $5.1 million of letters of credit outstanding at April 4, 1999 and December 31, 1998, respectively.

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

          The project team is made up of internal resources from various disciplines, including operations, facility management, product engineering, management information systems and finance. The major objectives for each component are to: (1) identify and document Year 2000 issues which affect the Company; (2) inventory systems, machines and processes affected by the Year 2000; (3) assess Year 2000 readiness for identified items; and (4) design and implement a plan to achieve Year 2000 readiness for significant Year 2000 issues. The identification and inventory of systems, machines and processes has been completed. The assessment and plan to achieve Year 2000 readiness are at various stages of completion for each of the three major components.

          The Business Applications component of the Company's Year 2000 plan relates primarily to the Company's principal internal information system which consists of a mainframe operated with third party purchased computer software. The conversion to a Year 2000 compliant version of the software was completed during the fourth quarter of 1998, however, system testing will continue into the first-half of 1999. This included the replacement of hardware and software for one of our UK operations to provide consistency with the US operation. Similar systems for our newly acquired subsidiary in the UK have not been upgraded due to the consolidation at our other UK operation which has been upgraded. The balance of the Company's computer based information systems consist primarily of individual work stations and personal computers. Work stations in Engineering were upgraded in 1997. All personal computer hardware and software has been tested. Modifications to the equipment are being made and upgrades purchased for non-Year 2000 ready equipment. The total amount expended in the current and prior year, related to the Company's internal information system, was approximately $0.9 million. Additional expenditures to complete this phase is estimated to be less than $0.1 million. A significant portion of these expenditures would have occurred without the Year 2000 issue and, in general, these expenditures have not been accelerated.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

ITEM 2 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is exposed to market risk from changes in foreign currency and interest rates. The Company manufactures many of its products and components in the United Kingdom and purchases many components in foreign markets. Approximately 50% of the Company's revenue is generated from foreign markets. The Company manages its risk to foreign currency rate changes by maintaining foreign currency bank accounts in currencies in which it regularly transacts business and the use of foreign exchange forward contracts. The Company regularly enters into foreign exchange forward and option contracts to hedge foreign currency transactions. These derivative instruments involve little complexity and are generally for short periods of less than six months. The Company does not enter into derivative contracts for trading or speculative purposes. The amount of foreign exchange forward contracts are not considered material to the Company's financial position or its operations.

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

                                                                      Exhibit 11
                               FARREL CORPORATION
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                         Three Months Ended
                                                         ------------------
                                                       April 4,     March 29,
                                                         1999         1998
                                                         ----         ----
Net (loss) income applicable to
   common stock ...................................   $   (117)     $     110
                                                      =========     =========
Weighted average number of common
shares outstanding -  Basic earnings per share....    5,812,676     5,942,582

Effect of dilutive stock and purchase  options....           --        40,403
                                                      ---------     ---------

Weighted average number of common
shares outstanding - Diluted earnings per share....   5,812,676     5,982,985
                                                      =========     =========

Net income/(loss) per common
  share - Basic ...................................   $  (0.02)     $    0.02
                                                      =========     =========
  share - Fully diluted ...........................   $  (0.02)     $    0.02
                                                      =========     =========

PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 11          (Regulation S-K) Computation of Earnings Per Share.

       SEE PAGE 13

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


                                    FARREL CORPORATION
                                    REGISTRANT




DATE:  May 7, 1999                  /S/ ROLF K. LIEBERGESELL
     ------------------             -------------------------------------------
                                    ROLF K. LIEBERGESELL
                                    CHIEF EXECUTIVE OFFICER, PRESIDENT
                                    AND CHAIRMAN OF THE BOARD





DATE:  May 7, 1999                  /S/ THEODORE E. JENNY
     ------------------             -------------------------------------------
                                    THEODORE E. JENNY
                                    VICE PRESIDENT/CHIEF FINANCIAL OFFICER
                                    (CHIEF ACCOUNTING OFFICER)