Form 10-Q
period 1999-07-04
FARREL CORP
filed 1999-08-18
CIK 34645

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended July 4, 1999
                              ------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                          to
                              --------------------------  ----------------------
Commission file number     0-19703
                      ------------------

                               Farrel Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                        22-2689245
   -----------------------------                        -------------------

   (State or other jurisdiction of                      (I.R.S. Employer
   inorporation or organization)                        Identification No.)

                   25 Main Street, Ansonia, Connecticut, 06401
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (203) 736-5500
                              ---------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
                      -------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                           OUTSTANDING AT      August 6, 1999

Common Stock (Voting), $.01 par value                             5,366,586
                                                             -------------------

                               FARREL CORPORATION
                               ------------------


                                      Index
                                      -----

                                                                        Page
Part I. Financial Information
        ---------------------

             Consolidated Balance Sheets -
             July 4, 1999 and December 31, 1998                            3

             Consolidated Statements of Operations -
             Three and Six Months Ended July 4, 1999
               and June 28, 1998                                           4

             Consolidated Statements of Cash Flows -
             Six Months ended July 4, 1999
               and June 28, 1998                                           5

             Notes to Consolidated Financial Statements                    6

             Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           8

             Exhibit 11 - Computation of Earnings Per Share               14

Part II. Other Information                                                15
         -----------------

                             Part I - Financial Information
                                   FARREL CORPORATION
                                   ------------------
                               CONSOLIDATED BALANCE SHEETS
                               ---------------------------
                            (In thousands, except share data)

                                                                     July 4,   December 31,
                                                                     -------   ------------
                                                                      1999         1998
                                                                      ----         ----
                                                                  (Unaudited)
ASSETS
        Current Assets:
          Cash and cash equivalents ..........................     $  3,305      $  5,786
          Accounts receivable, net of allowance for
             doubtful accounts of  $255 and $297, respectively       10,822        20,708
          Inventory ..........................................       17,715        14,542
          Asset purchase agreement receivable ................            0         5,284
          Other current assets ...............................        1,759         1,953
                                                                   --------      --------
                        Total current assets .................       33,601        48,273
          Property, plant and equipment - net
             of accumulated depreciation of $12,177 and
             $11,648, respectively ...........................       11,067        11,614
          Goodwill ...........................................        2,311         1,555
          Other Assets .......................................          703         1,281
                                                                   --------      --------
   Total Assets ..............................................     $ 47,682      $ 62,723
                                                                   ========      ========
LIABILITIES & STOCKHOLDERS' EQUITY

          Current Liabilities:
             Accounts payable ................................     $  6,657      $ 14,039
             Accrued expenses & taxes payable ................        2,035         4,284
             Advances from customers .........................        5,236         7,017
             Accrued installation & warranty costs ...........        1,628         1,683
             Short - term debt ...............................        1,261         1,328
                                                                   --------      --------
                         Total current liabilities ...........       16,817        28,351
          Long - term debt ...................................        3,153         3,983
          Postretirement benefit obligation ..................        1,156         1,171
          Long-term pension obligation .......................        2,429         2,429
          Deferred income taxes ..............................          496           488
          Commitments and contingencies ......................         --            --
                                                                   --------      --------
                         Total Liabilities ...................       24,051        36,422
                                                                   --------      --------
          Stockholders' Equity:
             Preferred stock, par value $100, 1,000,000
                   shares authorized, no shares issued .......         --            --
             Common stock, par value $.01,
                  10,000,000 shares authorized,
                   6,142,106 shares issued ...................           61            61
             Paid in capital .................................       19,295        19,295
             Treasury stock, 755,520 and 202,620 shares at
             July 4, 1999 and December 31, 1998, respectively        (2,262)         (990)
             Retained earnings ...............................        8,791         9,576
             Accumulated other comprehensive expense .........       (2,254)       (1,641)
                                                                   --------      --------
                         Total Stockholders' Equity ..........       23,631        26,301
                                                                   --------      --------
Total Liabilities and Stockholders' Equity ...................     $ 47,682      $ 62,723
                                                                   ========      ========

               See Accompanying Notes to Consolidated Financial Statements

                                                 FARREL CORPORATION
                                                 ------------------
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       -------------------------------------
                                 (In thousands, except per share and share data)
                                 -----------------------------------------------

                                                  Three Months Ended                  Six Months Ended
                                                  ------------------                  ----------------
                                                July 4,         June 28,          July 4,         June 28,
                                                 1999             1998             1999             1998
                                                 ----             ----             ----             ----
                                                      (unaudited)                       (unaudited)

Net Sales ..............................     $    17,282      $    24,954      $    30,576      $    40,930

Cost of sales ..........................          12,744           18,854           23,634           30,594
                                             -----------      -----------      -----------      -----------

Gross margin ...........................           4,538            6,100            6,942           10,336

Operating expenses:

    Selling ............................           1,673            1,946            3,383            3,678

    General & administrative ...........           2,197            2,306            4,419            4,075

    Research & development .............             385              366              768              684
                                             -----------      -----------      -----------      -----------

Total operating expenses ...............           4,255            4,618            8,570            8,437
                                             -----------      -----------      -----------      -----------


Operating income (loss) ................             283            1,482           (1,628)           1,899

Interest income ........................              72                6              307               58

Interest expense .......................             (96)            (191)            (272)            (401)

Gain from sale of real estate ..........               0                0            1,879                0

Other income/(expense), net ............              97              (70)              (6)            (146)
                                             -----------      -----------      -----------      -----------

Income before income taxes .............             356            1,227              280            1,410

Provision for income taxes .............              74              490              115              563
                                             -----------      -----------      -----------      -----------

Net income .............................     $       282      $       737      $       165      $       847
                                             ===========      ===========      ===========      ===========

Per share data:
Basic and Diluted  income per
  common share .........................     $      0.05      $      0.12      $      0.03      $      0.14
                                             ===========      ===========      ===========      ===========
Average shares outstanding:
  Basic ................................       5,386,586        5,942,582        5,603,086        5,942,582
                                             ===========      ===========      ===========      ===========
  Diluted ..............................       5,392,262        5,947,388        5,609,286        5,966,836
                                             ===========      ===========      ===========      ===========
   Dividends per share .................            --        $      0.04      $      0.16      $      0.04
                                             ===========      ===========      ===========      ===========

                  See Accompanying Notes to Consolidated Financial Statements

                                          FARREL CORPORATION
                                          ------------------
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 -------------------------------------
                                            (In thousands)

                                                                               Six Months Ended
                                                                               ----------------
                                                                           July 4,        June 28,
                                                                           -------        --------
                                                                            1999           1998
                                                                            ----           ----
                                                                         (Unaudited)    (Unaudited)
Cash flows from operating activities:
  Net Income .........................................................     $   165      $   847
  Adjustments to reconcile net income to
  net cash provided by/(used in) operating activities:
    Gain on disposal of fixed assets .................................      (1,944)        (137)
    Depreciation and amortization ....................................       1,135        1,175
    Decrease in accounts receivable ..................................       9,547        2,110
    Increase in inventory ............................................      (3,730)      (4,367)
    (Decrease)increase in accounts payable ...........................      (7,060)       1,669
    (Decrease)increase in customer advances ..........................      (1,674)       2,133
    Decrease in accrued expenses & taxes .............................      (1,917)        (189)
    (Decrease)increase in accrued installation and warranty costs ....          (4)         215
    Increase in deferred income taxes ................................         213          100
    Other ............................................................        (571)        (953)
                                                                           -------      -------
    Total adjustments ................................................      (6,005)       1,756
                                                                           -------      -------
    Net cash (used) provided by operating activities .................      (5,840)       2,603
                                                                           -------      -------
Cash flows from investing activities:
    Refund of Shaw asset purchase price ..............................       4,401        2,701
    Proceeds from disposal of fixed assets ...........................       2,610          160
    Purchases of property, plant and equipment .......................        (580)      (1,073)
                                                                           -------      -------
    Net cash provided by investing activities ........................       6,431        1,788

Cash flows from financing activities:
    Repayment of long-term borrowings ................................        (644)        (331)
    Purchase of treasury stock .......................................      (1,272)        --
    Used for dividends paid ..........................................        (951)      (1,188)
                                                                           -------      -------
    Net cash used by financing activities ............................      (2,867)      (1,519)
Effect of foreign currency exchange rate changes on cash .............        (205)          19
                                                                           -------      -------
Net (decrease) increase in cash and cash equivalents .................      (2,481)       2,891
    Cash and cash equivalents - Beginning of period ..................       5,786        1,447
                                                                           -------      -------
    Cash and cash equivalents - End of period ........................     $ 3,305      $ 4,338
                                                                           =======      =======
Income taxes paid ....................................................     $ 1,082      $   139
                                                                           =======      =======
Interest paid ........................................................     $   192      $   311
                                                                           =======      =======

                  See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the consolidated financial position of Farrel Corporation ("Farrel" or "the Company") as of July 4, 1999, the consolidated results of its operations for the three and six-month periods ended July 4, 1999 and June 28, 1998, and its consolidated cash flows for the six-month periods ended July 4, 1999 and June 28, 1998. These results are not necessarily indicative of results to be expected for the full fiscal year. The statements should be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report and Form 10-K for the year ended December 31, 1998.

NOTE 2 - INVENTORY

         Inventory is comprised of the following:

                                                 July 4,       December 31,
                                                 -------       ------------
                                                  1999             1998
                                                  ----             ----
                                                      (In thousands)
          Stock and raw materials.....          $ 6,991          $ 7,279
          Work-in process ............           10,724            7,263
                                                -------          -------
          Total ......................          $17,715          $14,542
                                                =======          =======

NOTE 3 - ASSET PURCHASE

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

     Accordingly, the Company recorded a receivable from the Seller at December 31, 1998 of approximately $5.3 million under the terms of the Profit Guaranty provisions of the Agreement and reduced the purchase price. On May 7, 1999, the Company received a cash payment of $4.4 million in settlement of its claim under the Profit Guaranty. The difference between the amount recorded at December 31, 1998 and amount received from the Seller was recorded as an increase in goodwill.

     The Agreement also required the transfer of the pension liability for the Shaw employees together with the pension assets related to those employees. The assets for the Shaw employees were transferred to the Company's pension plan on May 5, 1999. The consolidated financial statements do not include any amounts related to the transferred Shaw employees as the actuarial amounts have not yet been determined. The net amount of the actuarially determined excess of the pension assets compared with the projected benefit obligation for the Shaw employees will be recorded as an additional purchase price adjustment when determined.

NOTE 4 - COMPREHENSIVE INCOME

     During the six month period ended July 4,1999, the British Pound Sterling, the functional currency of the Company's United Kingdom subsidiary, weakened against the Company's United States Dollar reporting currency; from 1.66 US dollars at December 31, 1998, to 1.58 at July 4, 1999. The Pound Sterling has subsequently strengthened to 1.62 as of July 31, 1999.

     The impact of the foregoing foreign currency exchange rate fluctuations is recorded as a foreign currency translation adjustment and is included in other comprehensive income for the period. The components of other comprehensive income, for the six-month periods ended are as follows:

                                                          July 4,     June 28,
                                                           1999         1998
                                                           ----         ----
                                                             (In thousands)
     Net income ..................................       $ 165         $ 847
     Foreign currency translation adjustments ....        (613)            2
                                                         -----         -----
     Other comprehensive (loss) income ...........       $(448)        $ 849
                                                         =====         =====

      The components of accumulated other comprehensive expense, net of related tax, are as follows:
                                                        July 4,     December 31,
                                                         1999          1998
                                                         ----          ----
                                                           (In thousands)
     Minimum pension liability ..................      $(1,577)      $(1,577)
     Foreign currency translation adjustments ...         (677)          (64)
                                                       -------       -------
     Accumulated other comprehensive expense ....      $(2,254)      $(1,641)
                                                       =======       =======

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

PART I - ITEM 2 -

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION & RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained in the Company's public documents, including in this report and in particular, in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be forward looking and may be subject to a variety of risks and uncertainties. Various factors could cause actual results to differ materially from these statements. These factors include, but are not limited to, pricing pressures from competitors and/or customers; continued economic and political uncertainty in certain of the Company's markets; the Company's ability to maintain and increase gross margin levels; the Company's ability to generate positive cash flow; changes in business conditions, in general, and, in particular, in the businesses of the Company's customers and competitors; assessment of the impact of the Year 2000 and other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JULY 4, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 28, 1998

     Net sales for the six month period ended July 4, 1999 were $30.6 million compared to $40.9 million during the six month period ended June 28, 1998, a decrease of $10.3 million. The decrease in net sales is primarily due to lower new machine sales, which was $7.5 million lower year-to-date 1999 as compared to the same period in 1998. The timing of the Company's sales, particularly new machines sales, are highly dependent on when an order is received, lead time and customer requirements. Management believes the Company operates in markets which are extremely competitive. Many of our customers and markets operate at less than full capacity and certain markets, in particular, the Far East, remain particularly competitive and are subject to local economic events.

     The Company received $32.2 million in orders during the six months of 1999 compared to $50.3 million during the same period of 1998. Order intake into the third quarter of 1999 continues to be slow. New machine orders were $12.8 million lower year-to-date 1999 compared to 1998. The Company's products are primarily supplied to manufacturers and represent capital commitments for new plants, expansion or modernization. In the case of major equipment orders, up to 12 months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may be recognized in a later accounting period than the one in which the order was received. In addition, the cyclical nature of industry demand and, therefore, order intake, may effect the Company's quarterly results of operations. The Company's ability to maintain and increase net sales depends upon a strengthening and stability in the Company's traditional markets. Firm backlog at July 4, 1999 was $34.4 million compared to $33.0 million at December 31, 1998 and $56.3 million at June 28, 1998. Firm backlog as of August 6, 1999 and August 5, 1998 was $34.1 million and $51.8 million, respectively.

     Year-to-date gross margin in 1999 and 1998 was $6.9 million and $10.3 million, respectively. The margin percentage decreased to 22.7% from 25.3%. The decrease in comparative gross margin is attributable to lower sales volume to absorb fixed manufacturing and assembly costs.

     Year-to-date 1999 operating expenses were $8.6 million compared to $8.4 million during 1998. The increase is due to higher employee compensation, benefit costs and professional services offset by lower selling expenses.

     Year-to-date interest expense for 1999 was $0.3 million, a decrease of $0.1 million from the same period of 1998. The decrease is due to lower borrowings.

     The Company provides for income taxes in the jurisdictions in which it pays income taxes at the statutory rates in effect in each jurisdiction adjusted for differences in providing for income taxes between financial reporting and income tax purposes. The effective income tax rate, as a percentage of pre-tax results of operations, was 41.1% and 39.9% in 1999 and 1998, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 4, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 28, 1998

     Net sales for the second quarter of 1999 and 1998 were $17.3 million and $24.9 million, respectively. Order intake in the second quarter of 1999 was $15.0 million compared to $20.1 million for the second quarter of 1998. Sales, orders and backlog levels varied when comparing the two quarters due to the same reasons previously stated in the results of operations for the six month period on page 8.

     Gross margin in the second quarter of 1999 and 1998 was $4.5 million and $6.1 million, respectively. The margin percentage increased to 26.2% from 24.4% due to the mix of products sold in the two periods.

     Operating expenses decreased $0.4 million to $4.2 million during the second quarter 1999 compared to 1998. The decrease is due to the consolidation of the operations of Shaw into manufacturing and administrative facilities in Rochdale, England and the same reasons previously stated in the results of operations for the six month period on page 8.

     Interest expense for the second quarter of 1999 was $0.1 million, a decrease of $0.1 million from 1998. The decrease is due to lower borrowings. Interest income was $0.1 million for the quarter ended July 4, 1999.

     Other income, net of other expense, includes approximately $0.1 million for the quarter ended July 4, 1999 from the disposal of machinery and equipment the Company will no longer use and $0.2 million for the same period in 1998. The impact of foreign currency fluctuations on the consolidated results of operations for 1998 compared to 1997 was not significant.

     The effective income tax rate for the second quarter in 1999 and 1998 was 20.8% and 39.9%, respectively. The Company provides for income taxes in the jurisdictions in which it pays income taxes at the statutory rates in effect in each jurisdiction adjusted for differences in providing for income taxes for financial reporting and income tax purposes.

MATERIAL CONTINGENCIES

     In February 1995, the Company and Black & Decker entered into a Settlement Agreement pursuant to which Black & Decker agreed to assume full responsibility for the investigation and remediation of any pre-May, 1986 environmental contamination at the Company's Ansonia and Derby facilities as required by the Connecticut Department of Environmental Protection (DEP). As part of the settlement, the Company transferred by quit claim deed a vacant surfaced parking lot to the City of Ansonia. As required by the Settlement Agreement, a preliminary environmental assessment of the Company's properties in Ansonia and Derby, Connecticut has been conducted by Black & Decker. On January 19, 1999, the Company sold all of its Derby, Connecticut, real estate and facilities. By the terms of that sale, the purchaser committed to cooperate with Black & Decker in any additional investigation of the Derby property and any remediation of that property that might be required by the DEP. In addition, the Company has been named an additional insured on a $5.0 million environmental policy obtained by the purchaser and the purchaser is obligated to name the Company an additional insured on any and all other environmental insurance policies obtained by the purchaser related to the Derby property. On the basis of the preliminary data now available there is no reason to believe that any remediation activities which might be required as a result of the findings of the assessment will have a material effect upon the capital expenditures, earnings or thecompetitive position of the Company. This forward looking statement could, however, be influenced by the results of any further investigation which the DEP might require, by DEP's conclusions and requirements based upon its review of complete information when such is available, unanticipated discoveries, the possibility that new or different environmental laws might be adopted and the possibility that further regulatory review or litigation might become necessary or appropriate.

LIQUIDITY AND CAPITAL RESOURCES; CAPITAL EXPENDITURES

     Working capital and the working capital ratio at July 4, 1999 were $16.8 million and 2.0 to 1, respectively, compared to $19.9 million and 1.7 to 1 at December 31, 1998, respectively. During 1999, the Company paid a dividend of $.16 per share of common stock. The Company has also declared a dividend of $.04 per share of common stock to be paid in the third quarter of 1999. In addition, during the first six months of 1999, the Company repurchased 552,900 shares of common stock in the amount of $1,272,000. These shares are held in treasury. The Company recently extended its discretionary open market stock program increasing the amount by $2.5 million. Subsequent to the end of the second quarter the Company repurchased 80,000 shares of common stock in the amount of $157,500. The Company's ability to pay dividends in the future is generally limited under its credit facility described below to the aggregate of (a) 25% of net income during the most recently completed four fiscal quarters after deducting distributions previously made and (b) purchases by the Company of its common stock during the same period, without the consent of and/or waiver by the Company's bank. The Company received a waiver from its bank with respect to dividends paid and declared in 1999.

     Due to the nature of the Company's business, many sales are of a large dollar amount. Consequently, the timing of recording such sales may cause the balances in accounts receivable and/or inventory to fluctuate dramatically between quarters and may result in significant fluctuations in cash provided by operations. Historically, the Company has not experienced significant problems regarding the collection of accounts receivable. The Company has also generally financed its operations with cash generated by operations, with progress payments from customers and with borrowings under its bank credit facilities. Management anticipates that its cash balances, operating cash flows and available credit line will be adequate to fund anticipated capital commitments and working capital requirements for at least the next twelve months. The Company made capital expenditures of $0.6 million and $1.1 million during the first half of fiscal 1999 and 1998, respectively.

     On May 7, 1999, the Company received a cash payment of $4.4 million representing settlement of its claim under the Profit Guaranty provision of the Asset Purchase Agreement for the purchase of the Francis Shaw Rubber Machinery Business.

     The Company has a worldwide multi-currency credit facility with a major U.S. bank in the amount of $25.0 million consisting of an $18.5 million revolving credit facility for direct borrowings and letters of credit and up to (pound)3.0 million for foreign exchange contracts and a five year term note. Interest varies based upon prevailing market interest. The facility contains limits on direct borrowings and letters of credit combined based upon stipulated percentages of accounts receivable, inventory and backlog. The facility also contains covenants specifying minimum and maximum operating thresholds for operating results and selected financial ratios. The agreement contains certain restrictions on the making of investments, on borrowings and on the sale of assets. At July 4, 1999 and December 31, 1998, there was $4.4 million and $5.3 million, respectively, outstanding under the term loan. There were $4.8 million and $5.1 million of letters of credit outstanding at July 4, 1999 and December 31, 1998, respectively.

MARKET FOR REGISTRANT'S COMMON STOCK

     The Company's common stock, $0.01 par value ("Common Stock"), has been publicly traded on the Nasdaq National Market since January 17, 1992 (the date of the Company's initial public offering) under the symbol "FARL." Nasdaq listing standards require, among other things, that the market value of public float of the qualifying outstanding shares of Common Stock of the Company that are available for trading exceed $5,000,000. Nasdaq may initiate de-list proceedings if the market value of public float falls below the minimum level for a period of thirty consecutive business days and is not otherwise restored to a level in excess of the minimum requirement for at least ten consecutive business days during a 90-day compliance period.

     Prior to July 12, 1999, the market value of public float of the qualifying outstanding shares of the Company's Common Stock intermittently had fallen below Nasdaq's $5,000,000 minimum requirement. From the period July 12, 1999 to August 12, 1999, the market value of public float of the qualifying shares of the Common Stock failed to meet the $5,000,000 minimum requirement. Continuation of this trend for thirty consecutive business days could subject the Common Stock to Nasdaq de-list proceedings. If Nasdaq were to de-list the Company's Common Stock, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to, the market value of the Common Stock and the Company could have greater difficulty effecting future equity financing.

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

        The Business Applications component of the Company's Year 2000 plan relates primarily to the Company's principal internal information system, which consists of a mainframe operated with third party purchased computer software. The conversion to a Year 2000 compliant version of the software was completed during the fourth quarter of 1998; however, system testing will continue. The conversion included the replacement of hardware and software for one of the Company's UK operations to provide consistency with the US operation. Similar systems for our newly acquired subsidiary in the UK have not been upgraded due to the consolidation of that facility into the other UK operation which has been upgraded. The balance of the Company's computer based information systems consist primarily of individual work stations and personal computers. Work stations in the Engineering Department were upgraded in 1997. All personal computer hardware and software has been tested. Modifications to the equipment are being made and upgrades purchased for non-Year 2000 ready equipment. The total amount expended in the current and prior year, related to the Company's internal information system, was approximately $0.9 million. Additional expenditures to complete this phase are estimated to be less than $0.1 million. A significant portion of these expenditures would have occurred without the Year 2000 issue and, in general, these expenditures have not been accelerated.

     The identification and assessment of critical suppliers of goods and services is in process. Critical suppliers include suppliers of components used in the Company's products as well as suppliers of goods and services used in the Company's operations. Critical suppliers have been identified as suppliers of goods or services that, if interrupted for an extended period, might impact the Company's ability to provide goods and services to its customers, satisfy obligations to its employees and vendors, and which might pose a risk of injury or damage to individuals, property or the environment. Critical suppliers of goods and services are being contacted to assess their readiness for the Year 2000. Due to the varying degree of impact the Year 2000 might cause and general uncertainty inherent in the Year 2000 problem, the Company is unable to determine if third party supplier readiness would materially impact the Company's results of operations, liquidity or financial condition.

     The Product Applications component of the Company's Year 2000 plan relates primarily to microprocessors within the control equipment sold by the Company.
The Company has identified auxiliary equipment and components which were supplied with its products and which might pose a risk that the Company's
product  will  not  function   properly  in  the  Year  2000.   The  process  is
substantially complete. Some supplied components may require modification or upgrade. The extent of modifications required are dependent on the use and extent of integration of the Company's equipment at a customer's location. The Company's efforts are expected to continue to assist the Company's customers to maximize serviceability of Company supplied equipment. The cost of an upgrade or modification may result in a warranty obligation and charge to results of operations of the Company. The Company is unable to determine a reasonable estimate at this time. However, the Company does not expect that these matters will have a material adverse effect on the Company's financial position or results of operations and some of the cost might be recovered from the Company's vendors.

     Equipment Applications component of the Company's Year 2000 plan relates to microprocessors within the operating equipment utilized in the Company's day to day operations. The identification of equipment used in the Company's operation has been completed. The equipment used in the Company's manufacturing and other operations are not integrated systems, but consist principally of individual stand alone machine tools and equipment. Failure of one piece of equipment would not materially impact operations. Correspondence with the equipment suppliers to determine Year 2000 readiness is in process. The expected completion has been postponed, however, completion is anticipated prior to the year-end. Individual pieces of equipment have been identified for replacement. The cost of such equipment identified to date for replacement is not significant. Replacement of all known effected equipment has been completed.

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

     The foregoing discussion contains forward-looking statements including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the "Safe Harbor" statements of the Private

Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements contained in this Year 2000 disclosure should be read in conjunction with the "Safe Harbor For Forward-Looking Statements under the Private Securities Litigation Reform Act of 1995" contained on page eight of this report.

     Taking into account the foregoing, the following are identified as some, but not all of, important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company: the availability and cost of personnel; the ability to locate and correct all non-compliant year 2000 items; and timely responses to and corrections by third-parties and suppliers. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

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

                                                                      Exhibit 11

                               FARREL CORPORATION
                               ------------------
                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
                 -----------------------------------------------
                 (In thousands, except per share and share data)
                 -----------------------------------------------


                                                        Three Months Ended          Six Months Ended
                                                     --------------------------------------------------
                                                       July 4,      June 28,      July 4,     June 28,
                                                        1999          1998         1999         1998
                                                        ----          ----         ----         ----

Net income  applicable to common stock ...........   $      282   $      737   $      165   $      847
                                                     ==========   ==========   ==========   ==========
Weighted average number of common
shares outstanding -  Basic earnings per share....    5,386,586    5,942,582    5,603,086    5,942,582

Effect of dilutive stock and purchase  options....        5,676        4,806        6,200       24,254
                                                     ----------   ----------   ----------   ----------

Weighted average number of common
shares outstanding - Diluted earnings per share...    5,392,262    5,947,388    5,609,286    5,966,836
                                                     ==========   ==========   ==========   ==========

Net income per common
  share - Basic ..................................   $     0.05   $     0.12   $     0.03   $     0.14
                                                     ==========   ==========   ==========   ==========
  share - Fully diluted ..........................   $     0.05   $     0.12   $     0.03   $     0.14
                                                     ==========   ==========   ==========   ==========

PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 11   (Regulation S-K) Computation of Earnings Per Share.
                             SEE PAGE 14

Exhibit 27   Financial Data Schedule

Reports on Form 8-K

     No Reports on Form 8-K were filed by the registrant during the periods covered by this report.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                    FARREL CORPORATION
                                    ------------------
                                    REGISTRANT




DATE:     8/16/99                   /s/ Rolf K. Liebergesell
     -------------------------      -------------------------------------------
                                    ROLF K. LIEBERGESELL
                                    CHIEF EXECUTIVE OFFICER, PRESIDENT
                                    AND CHAIRMAN OF THE BOARD


DATE:     8/16/99                   /s/ Theodore E. Jenny
     -------------------------      -------------------------------------------
                                    THEODORE E. JENNY
                                    VICE PRESIDENT
                                    CHIEF FINANCIAL OFFICER
                                    (CHIEF ACCOUNTING OFFICER)