Form 10-Q
period 1999-10-03
FARREL CORP
filed 1999-11-17
CIK 34645

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 3, 1999
                              -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to            Commission
                              ---------------  ------------
file number    0 -19703
           ---------------

                               Farrel Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                           22-2689245
   --------------------                                  ------------------

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

Yes  X    No
   -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                             OUTSTANDING AT NOVEMBER  5, 1999

Common Stock (Voting), $.01 par value                       5,250,061
                                                            ---------

                               Farrel Corporation
                               ------------------


                                      Index
                                      -----

                                                                            Page
                                                                            ----
Part I. Financial Information
        ---------------------

               Consolidated Balance Sheets -
               October 3, 1999 and December 31, 1998                           3

               Consolidated Statements of Operations -
               Three and Nine months ended October 3, 1999
                 and September 27, 1998                                        4

               Consolidated Statements of Cash Flows -
               Nine months ended October 3, 1999
                 and September 27, 1998                                        5

               Notes to Consolidated Financial Statements                  6 - 7

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        8 - 14



Part II.       Other Information
               -----------------

               Exhibit 11 - Computation of Earnings Per Share                 15

                         Part I - Financial Information
                               FARREL CORPORATION
                               ------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        (In thousands, except share data)

                                                                      October 3,     December 31,
                                                                      ----------     ------------
                                                                         1999            1998
                                                                         ----            ----
                                                                      (Unaudited)
ASSETS
------
          Current Assets:
              Cash and cash equivalents ........................       $  4,040        $  5,786
              Accounts receivable, net of allowance for
                doubtful accounts of  $264 and $297, ...........         13,495          20,708
                respectively
              Inventory ........................................         16,539          14,542
              Asset purchase agreement receivable ..............              0           5,284
              Other current assets .............................          1,611           1,953
                                                                       --------        --------
                           Total current assets ................         35,685          48,273
              Property, plant and equipment - net of
                accumulated depreciation of $12,900 and
                $11,648 respectively ...........................         11,384          11,614

              Goodwill .........................................          2,229           1,555
              Other Assets .....................................            649           1,281
                                                                       --------        --------
Total Assets ...................................................       $ 49,947        $ 62,723
                                                                       ========        ========
LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

          Current Liabilities:
              Accounts payable .................................       $  7,093        $ 14,039
              Accrued expenses & taxes payable .................          2,341           4,284
              Advances from customers ..........................          3,902           7,017
              Accrued installation & warranty costs ............          1,859           1,683
              Short - term debt ................................          2,487           1,328
                                                                       --------        --------
                            Total current liabilities ..........         17,682          28,351
          Long - term debt .....................................          3,310           3,983
          Postretirement benefit obligation ....................          1,147           1,171
          Long-term pension obligation .........................          2,429           2,429
          Deferred income taxes ................................            478             488
          Commitments and contingencies ........................           --              --
                                                                       --------        --------
                            Total Liabilities ..................         25,046          36,422
                                                                       --------        --------
          Stockholders' Equity:
              Preferred stock, par value $100, 1,000,000
                  shares authorized, no shares issued ..........           --              --
              Common stock, par value $.01,
                  10,000,000 shares authorized,
                  6,142,106 shares issued ......................             61              61
              Paid in capital ..................................         19,295          19,295
              Treasury stock, 867,645 and 202,620 shares at
                      October 3, 1999 and December 31, 1998, ...         (2,492)           (990)
                                                respectively
              Retained earnings ................................          9,672           9,576
              Accumulated other comprehensive expense ..........         (1,635)         (1,641)
                                                                       --------        --------
                            Total Stockholders' Equity .........         24,901          26,301
                                                                       --------        --------
Total Liabilities and Stockholders' Equity .....................       $ 49,947        $ 62,723
                                                                       ========        ========

                     See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                               ------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                 (In thousands, except per share and share data)
                 -----------------------------------------------


                                                Three Months Ended                 Nine Months Ended
                                                ------------------                 -----------------
                                            October 3,     September 27,      October 3,      September 27,
                                              1999             1998              1999             1998
                                              ----             ----              ----             ----
                                                   (Unaudited)                         (Unaudited)
Net Sales ...........................     $    20,091      $    21,626      $    50,667      $    62,556

Cost of sales .......................          13,926           17,285           37,560           47,879
                                          -----------      -----------      -----------      -----------

Gross margin ........................           6,165            4,341           13,107           14,677

Operating expenses:

    Selling .........................           1,689            2,005            5,072            5,683

    General & administrative ........           2,210            2,118            6,629            6,193

    Research & development ..........             398              396            1,166            1,080
                                          -----------      -----------      -----------      -----------

Total operating expenses ............           4,297            4,519           12,867           12,956
                                          -----------      -----------      -----------      -----------


Operating income/(loss) .............           1,868             (178)             240            1,721

Interest income .....................              34               40              341               98

Interest expense ....................             (92)            (160)            (364)            (561)

Gain from sale of real estate .......               0                0            1,879                0

Other income/(expense), net .........            (116)              56             (122)             (90)
                                          -----------      -----------      -----------      -----------

Income/(loss) before income .........           1,694             (242)           1,974            1,168
taxes

Provision/(benefit) for income ......             598              (40)             713              523
taxes
                                          -----------      -----------      -----------      -----------

Net income/(loss) ...................     $     1,096      ($      202)     $     1,261      $       645
                                          ===========      ===========      ===========      ===========

Per share data:

Basic and Diluted
income/(loss) per
  common share ......................     $      0.20      $    (0.03)      $      0.23      $      0.11
                                          ===========      ===========      ===========      ===========
Average shares outstanding:
  Basic .............................       5,460,902        5,942,338        5,506,497        5,942,664
                                          ===========      ===========      ===========      ===========
  Diluted ...........................       5,460,902        5,942,338        5,506,497        5,948,952
                                          ===========      ===========      ===========      ===========
  Dividends per share ...............     $      0.04      $      0.04      $      0.20      $      0.08
                                          ===========      ===========      ===========      ===========


                   See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                               ------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (In thousands)

                                                                 Nine Months Ended
                                                                 -----------------

                                                              October 3,   September 27,
                                                              ----------   -------------
                                                                 1999          1998
                                                                 ----          ----
                                                             (Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net Income .............................................     $ 1,261      $   645
  Adjustments to reconcile net income to net
  cash provided by/(used in) operating activities:
    Gain on disposal of fixed assets .....................      (1,942)        (227)
    Depreciation and amortization ........................       1,658        1,795
    Decrease (increase) in accounts receivable ...........       7,152       (2,572)
    Increase in inventory ................................      (2,377)      (3,775)
    Decrease in accounts payable .........................      (6,836)        (339)
    (Decrease) increase  in customer advances ............      (3,084)       4,431
    (Decrease) increase in accrued expenses & taxes ......      (1,674)         163
    Increase in accrued installation and warranty costs...         181          407
    Increase in deferred income taxes ....................         181          106
    Increase in other receivable .........................        --         (2,900)
    Decrease in goodwill .................................        --          2,387
   Other .................................................        (286)         (98)
                                                               -------      -------
    Total adjustments ....................................      (7,027)        (622)
                                                               -------      -------
    Net cash provided by operating activities ............      (5,766)          23
                                                               -------      -------
Cash flows from investing activities:
    Refund of Shaw asset purchase price ..................       4,405        2,701
    Proceeds from disposal of fixed assets ...............       2,608          647
    Purchases of property, plant and equipment ...........        (835)      (1,318)
                                                               -------      -------
    Net cash provided by investing activities ............       6,178        2,030
Cash flows from financing activities:
    Repayment of long-term borrowings ....................        (647)        (663)
    Proceeds from short-term borrowings, net .............       1,137          195
    Issuance of treasury stock ...........................           9            2
    Purchase of treasury stock ...........................      (1,511)        --
    Used for dividends paid ..............................      (1,165)      (1,427)
                                                               -------      -------
    Net cash used in financing activities ................      (2,177)      (1,893)
Effect of foreign currency exchange rate changes on cash..          19          (14)
                                                               -------      -------
Net increase/(decrease)in cash and cash equivalents ......      (1,746)         146
    Cash and cash equivalents - Beginning of period ......       5,786        1,447
                                                               -------      -------
    Cash and cash equivalents - End of period ............     $ 4,040      $ 1,593
                                                               =======      =======
Income taxes paid ........................................     $ 1,152      $   148
                                                               =======      =======
Interest paid ............................................     $   200      $   407
                                                               =======      =======

               See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the consolidated financial position of Farrel Corporation ("Farrel" or "the Company") as of October 3, 1999, the consolidated results of its operations for the three and nine-month periods ended October 3, 1999 and September 27, 1998, and its consolidated cash flows for the nine-month periods ended October 3, 1999 and September 27, 1998. These results are not necessarily indicative of results to be expected for the full fiscal year. The statements should be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report and Form 10-K for the year ended December 31, 1998.

NOTE 2 - INVENTORY

        Inventory is comprised of the following:

                                           October 3,   December 31,
                                           ----------   ------------
                                              1999         1998
                                              ----         ----
                                               (In thousands)
           Stock and raw materials.....     $ 5,459     $ 7,279
           Work-in process ............      11,080       7,263
                                            -------     -------
           Total ......................     $16,539     $14,542
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

          The Agreement also required the transfer of the pension liability for the Shaw employees together with the pension assets related to those employees. The assets for the Shaw employees were transferred to the Company's pension plan on May 5, 1999. The consolidated financial statements do not include any amounts related to the net of the actuarially determined excess of the pension assets compared with the projected benefit obligation as of the date of acquisition for transferred Shaw employees as the actuarial amounts have not yet been determined. The net amount of the actuarially determined excess of the pension assets compared with the projected benefit obligation for the Shaw employees will be recorded as an additional purchase price adjustment when determined.

NOTE 4 - COMPREHENSIVE INCOME

          The components of other comprehensive income, for the nine-month periods ended are as follows:

                                                    October 3,  September 27,
                                                    ----------  -------------
                                                       1999         1998
                                                       ----         ----
                                                        (In thousands)

         Net income .............................     $1,261       $  645
         Foreign currency translation adjustments          6          224
                                                      ------       ------
         Other comprehensive income .............     $1,267       $  869
                                                      ======       ======

          The components of accumulated other comprehensive expense, net of related tax, are as follows:

                                                   October 3,     December 31,
                                                   ----------     ------------
                                                      1999           1998
                                                      ----           ----
                                                        (In thousands)
     Minimum pension liability ..............       $(1,577)       $(1,577)
     Foreign currency translation adjustments           (58)           (64)
                                                    -------        -------
     Accumulated other comprehensive expense        $(1,635)       $(1,641)
                                                    =======        =======

NOTE 5 - SEGMENT INFORMATION

          The Company's operations are considered one operating segment. The Company's products consist of new machines, aftermarket and spare parts and repair related services. The Company's products and services are sold to commercial manufacturers in the plastic and rubber industries. The manufacturing, assembly and distribution of the Company's products are essentially the same.

NOTE 6 - GAIN FROM SALE OF REAL ESTATE

          During January 1999, the Company completed the sale of excess real estate held for sale for $2.4 million. The Company recorded a gain of $1.9 million from the sale.

PART I - ITEM 2 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION & RESULTS OF OPERATIONS

Safe Harbor For Forward-Looking  Statements Under Private Securities  Litigation
--------------------------------------------------------------------------------
Reform Act of 1995
------------------

          Certain  statements  contained  in  the  Company's  public  documents, including this report and in particular, in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be forward looking and may be subject to a variety of risks and uncertainties. Various factors could cause actual results to differ materially from these statements. These factors include, but are not limited to, pricing pressures from competitors and/or customers; continued economic and political uncertainty in certain of the Company's markets; the Company's ability to maintain and increase gross margin levels; the Company's ability to generate positive cash flow;
changes in business conditions, in general, and, in particular, in the businesses of the Company's customers and competitors; assessment of the impact of the Year 2000, and other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission.

Results of Operations
---------------------

Nine Months Ended  October 3, 1999  Compared To The Nine Months Ended  September
--------------------------------------------------------------------------------
27, 1998
--------

          Net sales for the nine month period ended October 3, 1999 were $50.7 million compared to $62.6 million for the nine month period ended September 27, 1998, a decrease of $11.9 million. The decrease in net sales is primarily due to lower new machine sales. The timing of the Company's sales, particularly new machines sales, is highly dependent on when an order is received, the amount of lead time from receipt of order to delivery and specific customer requirements. Management believes the Company operates in markets which are extremely competitive. Many of our customers and markets operate at less than full capacity and certain markets remain particularly competitive and are subject to local economic events.

          The Company received $51.8 million in orders for the nine month period ended October 3, 1999 compared to $59.4 for the nine month period ended September 27, 1998. The decrease is primarily due to lower orders received in the European markets for both new machine and after market sales. The Company's products are primarily supplied to manufacturers and represent capital commitments for new plants, expansion or modernization. In the case of major equipment orders, up to 12 months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may be recognized in a later accounting period than the one in which the order was received. In addition, the cyclical nature of industry demand and, therefore, order intake, may affect the Company's quarterly results of operations. The Company's ability to maintain and increase net sales depends in large measures upon a strengthening and stability in the Company's traditional markets. In addition, current market conditions have resulted in increased price competion which is resulting in customer orders with lower margins. The Company believes these reduced margins are an industry-wide problem. Firm backlog at October 3, 1999 was $34.2 million compared to $33.0 million at December 31, 1998 and $44.8 million at September 27, 1998. Firm backlog as of November 5, 1999 was $32.5 million.

          Gross margin for the nine month period ended October 3, 1999 was $13.1 million compared to $14.7 million for the nine month period ended September 27, 1998, a decrease of $1.6 million. The margin percentage increased to 25.9% from 23.5%. The increase in comparative periods margin as a percent of sales is primarily attributed to lower manufacturing overheads resulting from the consolidation of the UK operations from two facilities to one which was completed in the first six months of 1999 and to changes in product mix. Year-to-date 1999 shipments compared to 1998 shipments for the comparable period include a higher proportion of aftermarket and spare parts, rebuild and repair sales, which generate higher margins than new machine sales.

          Operating expenses for the nine month period ended October 3, 1999 were $12.9 million compared to $13.0 million for the nine month period ended September 27, 1998, a decrease of $0.1 million. Selling expense decreased $0.6 million, primarily due to lower trade show and exhibition expenses, offset partially by higher general and administrative expense for employee compensation, benefit costs and professional services.

          Interest expense for the nine month period ended October 3, 1999 was $0.4 million compared to $0.6 million for the nine month period ended September 27, 1998, a decrease of $0.2 million. The decrease is due to lower borrowings.

          The Company provides for income taxes in the jurisdictions in which it pays income taxes at the statutory rates in effect in each jurisdiction, adjusted for differences in providing for income taxes between financial reporting and income tax purposes. The effective income tax rate, as a percentage of pre-tax results of operations, was 36.1% for the nine month period ended October 3, 1999, compared to 44.8% for the nine month period ended September 27, 1998.

Results of Operations
---------------------

Three Months Ended October 3, 1999 Compared To The Three Months Ended  September
--------------------------------------------------------------------------------
27, 1998
--------

Net sales for the three month period ended October 3, 1999 was $20.1 million compared to $21.6 million for the three month period ended September 27, 1998, a decrease of $1.5 million. Order intake for the three month period ended October 3, 1999 was $19.6 million compared to $9.1 million for the three month period ended September 27, 1998. Sales, orders and backlog levels varied when comparing the two quarters due to the same reasons previously stated in the results of operations for the nine month period on page 8.

          Gross margin in the three month period ended October 3, 1999 was $6.2 million compared to $4.3 million for the three month period ended September 27, 1998, an increase of $1.9 million. The margin percentage increased to 30.7% from 20.1%. The increase in comparative periods margin as a percent of sales is primarily  attributed  to  lower  manufacturing  overheads  resulting  from  the consolidation of the UK operations from two facilities to one which was completed in the first six months of 1999 and to changes in product mix. 1999 shipments compared to 1998 include higher aftermarket and spare parts, rebuild and repair sales which generate higher margins than new machine sales.

          Operating expenses for the three month period ended October 3, 1999 were $4.3 million compared to $4.5 million for the three month period ended September 27, 1998, a decrease of $0.2 million. The decrease is primarily due to lower expenses resulting from the consolidation of the UK operations from two facilities to one which was completed in the first six months of 1999.

          Interest expense for the three month period ended October 3, 1999 was $0.1 million compared to $0.2 million for the three month period ended September 27, 1998, a decrease of $0.1 million from 1998. The decrease is due to lower borrowings.

        Other expense for the three month period ended October 3, 1999 was $0.1 million compared to other income for the three month period ended September 27, 1998 of $0.1 million.

          The effective income tax rate for the third quarter in 1999 and 1998 was 35.3% and 16.5%, respectively. The low tax rate in 1998 is due to the effect of consolidating pretax income and pretax losses from different tax jurisdictions. The Company provides for income taxes in the jurisdictions in which it pays income taxes at the statutory rates in effect in each jurisdiction adjusted for differences in providing for income taxes for financial reporting and income tax purposes.

Material Contingencies
----------------------

          In February 1995, the Company and Black & Decker entered into a Settlement Agreement pursuant to which Black & Decker agreed to assume full responsibility for the investigation and remediation of any pre-May 12, 1986 environmental contamination at the Company's Ansonia and Derby, Connecticut facilities, as required by the Connecticut Department of Environmental Protection ("DEP"). As part of the settlement, the Company transferred by quit claim deed a vacant surfaced parking lot to the City of Ansonia. As required by the Settlement Agreement, environmental assessments of the Ansonia and Derby properties are being conducted by Black & Decker.

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

          On the basis of the preliminary data now available there is no reason to believe that any remediation activities which might be required as a result of the findings of the assessment will have a material effect upon the capital expenditures, earnings or the competitive position of the Company. This forward looking statement could, however, be influenced by any findings of environmental contamination attributable to post-May 12, 1986 activities, the results of any further investigation which the DEP might require, by DEP's conclusions and requirements based upon its review of complete information when such is available, unanticipated discoveries, the possibility that new or different environmental laws might be adopted, and the possibility that further regulatory review or litigation might become necessary or appropriate.

Liquidity and Capital Resources; Capital Expenditures
-----------------------------------------------------

          Working capital and the working capital ratio at October 3, 1999 were $18.0 million and 2.0 to 1, respectively, compared to $19.9 million and 1.7 to 1 at December 31, 1998, respectively. During 1999, the Company paid dividends of $0.20 per share of common stock. On October 4, 1999, the Company declared a dividend of $.04 per share of common stock to be paid in the fourth quarter of 1999. On July 9, 1999, the Company extended its discretionary open market stock repurchase program, increasing the amount by $2.5 million. During the first nine months of 1999, the Company repurchased 669,900 shares of common stock at varying times and in varying amounts totaling approximately $1.5 million. These shares are held in treasury. Subsequent to the end of the third quarter the Company repurchased 24,400 shares of common stock in the amount of $36,012. The Company's ability to pay dividends in the future is generally limited under its credit facility described below to the aggregate of
(a) 25% of net income during the most recently completed four fiscal quarters after deducting distributions previously made and (b) purchases by the Company of its common stock during the same period, without the consent of and/or waiver by the Company's bank.

          Due to the nature of the Company's business, many sales are of a large dollar amount. Consequently, the timing of recording such sales may cause the balances in accounts receivable and/or inventory to fluctuate dramatically between quarters and may result in significant fluctuations in cash provided by operations. Historically, the Company has not experienced significant problems regarding the collection of accounts receivable. The Company has also generally financed its operations with cash generated by operations, progress payments from customers and borrowings under its bank credit facilities. Management anticipates that its cash balances, operating cash flows and available credit line will be adequate to fund anticipated capital commitments and working capital requirements for at least the next twelve months. The Company made capital expenditures of $0.8 million and $1.3 million during the first nine months of fiscal 1999 and 1998, respectively.

          On May 7, 1999, the Company received a cash payment of $4.4 million representing settlement of its claim under the Profit Guaranty provision of the Asset Purchase Agreement for the purchase of the Francis Shaw Rubber Machinery Business.

          The Company has a worldwide multi-currency credit facility with a major U.S. bank in the amount of $25.0 million consisting of an $18.5 million revolving credit facility for direct borrowings and letters of credit and up to (pound)3.0 million for foreign exchange contracts and a five year term note. Interest varies based upon prevailing market interest. The facility contains combined limits on direct borrowings and letters of credit based upon stipulated percentages of accounts receivable, inventory and backlog. The facility also contains covenants specifying minimum and maximum operating thresholds for operating results and selected financial ratios. The agreement contains certain restrictions on the making of investments, on borrowings and on the sale of assets. At October 3, 1999, there was $1.2 million outstanding under the revolving credit facility. At October 3, 1999, the maximum borrowing available under the revolving credit facility to the Company and subsidiaries based upon the borrowing base formula was $14.1 million. There were $6.1 million and $5.1 million of letters of credit outstanding at October 3, 1999 and December 31, 1998, respectively. At October 3, 1999 and December 31, 1998, there was $4.6 million and $5.3 million, respectively, outstanding under a term loan.

Market For Registrant's Common Stock
------------------------------------

          The Company's common stock, $0.01 par value ("Common Stock"), has been publicly traded on the Nasdaq National Market System ("NMS") since January 17, 1992 (the date of the Company's initial public offering) under the symbol "FARL." Nasdaq listing standards for NMS exchange stocks require, among other things, that the Market Value of Public Float ("MVPF") of the qualifying outstanding shares of Common Stock of the Company that are available for trading exceed $5,000,000.

          MVPF of the Common Stock has fallen below the level required for NMS issuers. The Company has been notified by NASDAQ that the Common Stock will be delisted from the NASDAQ National Market as of the opening of business on December 2, 1999 unless compliance with the MVPF requirement is maintained for a minimum of ten consecutive trading days prior to November 20, 1999. Alternatively, the Company may apply for listing on the NASDAQ "Small Cap" Market to avoid de-listing.

          The Company is considering an application for listing on the NASDAQ Small Cap Market. The delisting of the Company's Common Stock could make it more difficult for an investor to dispose of, or to obtain accurate quotations as to, the market value of the Common Stock, and could affect future equity financing by the Company.

Year 2000
---------

          The Company has continued with its Year 2000 readiness project to address the impact and risks related to the ability of the Company's computer hardware, computer programs, equipment with embedded computer chips and critical suppliers to operate and function properly during the year change from December 31, 1999 to January 1, 2000, and to process date information correctly thereafter.

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

          The Product Applications component of the Company's Year 2000 plan relates primarily to microprocessors within the control equipment sold by the Company. The Company has identified auxiliary equipment and components which were supplied with its products and which might pose a risk that the Company's product will not function properly in the Year 2000. Some supplied components require modification or upgrade. The extent of modifications required are dependent on the use and extent of integration of the Company's equipment at a customer's location. The Company's efforts are expected to continue to assist the Company's customers to maximize serviceability of Company supplied equipment. The cost of an upgrade or modification may result in a warranty obligation and charge to results of operations of the Company. The Company is unable to determine a reasonable estimate at this time. However, the Company does not expect that these matters will have a material adverse effect on the Company's financial position or results of operations and some of the cost might be recovered from the Company's vendors.

          Equipment Applications component of the Company's Year 2000 plan relates to microprocessors within the operating equipment utilized in the Company's day to day operations. The identification of equipment used in the Company's operation has been completed. The equipment used in the Company's manufacturing and other operations are not integrated systems, but consist principally of individual stand alone machine tools and equipment. Failure of one piece of equipment would not materially impact operations. The Company has contacted suppliers to determine Year 2000 readiness. Individual pieces of equipment identified for replacement has been completed. The cost of such equipment identified to date for replacement is not significant.

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

Impact of Recently Issued Accounting Standards
----------------------------------------------

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

ITEM 2 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is exposed to market risk from changes in foreign currency and interest rates. The Company manufactures many of its products and components in the United Kingdom and purchases many components in foreign markets. Approximately 50% of the Company's revenue is generated from foreign markets. The Company manages its risk to foreign currency rate changes by maintaining foreign currency bank accounts in currencies in which it regularly transacts business and the use of foreign exchange forward contracts. The Company, from time to time, enters into foreign exchange forward and option contracts to hedge foreign currency transactions. These derivative instruments involve little complexity and are generally for short periods of less than six months. The Company does not enter into derivative contracts for trading or speculative purposes. The amount of foreign exchange forward contracts are not considered material to the Company's financial position or its operations.

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

                                                                      Exhibit 11

                               FARREL CORPORATION
                               ------------------
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                 ----------------------------------------------
                 (In thousands, except per share and share data)
                 -----------------------------------------------


                                                          Three Months Ended          Nine Months Ended
                                                     --------------------------------------------------------
                                                      October 3,   September 27,   October 3,   September 27,
                                                         1999          1998           1999          1998
                                                         ----          ----           ----          ----



Net income/(loss) applicable to common stock ....     $   1,096     ($    202)     $   1,261     $      645
                                                      =========     =========      =========     ==========
Weighted average number of common
shares outstanding -  Basic earnings per share...     5,460,902     5,942,338      5,506,497      5,942,664

Effect of dilutive stock and purchase  options...          --            --             --            6,288
                                                      ---------     ---------      ---------     ----------

Weighted average number of common
shares outstanding - Diluted earnings per share..     5,460,902     5,942,338      5,506,497      5,948,952
                                                      =========     =========      =========     ==========

Net income/(loss) per common
  share - Basic .................................     $    0.20     ($   0.03)     $    0.23     $     0.11
                                                      =========     =========      =========     ==========
  share - Fully diluted .........................     $    0.20     ($   0.03)     $    0.23     $     0.11
                                                      =========     =========      =========     ==========

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                  None

ITEM 2 - CHANGES IN SECURITIES                                               N/A

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                     N/A

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 N/A

ITEM 5 - OTHER INFORMATION                                                   N/A

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 11          (Regulation S-K) Computation of Earnings Per Share.
                                          (SEE PAGE 15)

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


                                  FARREL CORPORATION
                                  ------------------
                                  REGISTRANT




DATE:  November 17, 1999          /s/ ROLF K. LIEBERGESELL
     ------------------------     ---------------------------------------
                                  ROLF K. LIEBERGESELL
                                  CHIEF EXECUTIVE OFFICER,
                                  PRESIDENT AND CHAIRMAN OF THE BOARD





DATE:  November 17, 1999          /s/ WALTER C. LAZARCHECK
     ------------------------     ---------------------------------------
                                  WALTER C. LAZARCHECK
                                  VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                  (CHIEF ACCOUNTING OFFICER)