Form 10-K405
period 1999-12-31
FARREL CORP
filed 2000-03-28
CIK 34645

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                       to
                               ---------------------    ---------------------

Commission file number              0-19703
                       ------------------------------------------------------

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

(Registrant's telephone number, including area code) (203) 736-5500
                                                     ---------------------------
Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incor- porated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 2000

Was $4,707,706.

The number of shares outstanding of the registrant's common stock as of March 17, 2000 was 5,250,061 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 14, 2000 are incorporated by reference into Part III.

                     Exhibit Index Appears on Pages 42 - 43

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

         The Company's rubber processing equipment is primarily sold to tire manufacturers, custom compounders and manufacturers of rubber goods, such as sheet products, molded products, automotive components, footwear, wire and cable and hoses. In the plastics processing industry, the Company's equipment is primarily sold to large plastic resins producers and compounders of plastics. The Company markets its products through its strategically located domestic and international sales and service organization.

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

         In line with this strategy, in December 1997, the Company acquired the assets of the Francis Shaw Rubber Machinery ("Shaw") business in England for the production of INTERMIX(R) internal mixers with intermeshing rotors, extruders and related equipment. The products serve principally the technical rubber goods manufacturers and the tire industry. The internal mixers produced by Shaw are essentially similar to the Company's BANBURY(R) internal mixers, differing only in the configuration of the mixing rotors. The combined complimentary product lines provide the Company with global access to all rubber products manufacturers, thereby increasing markets served. The Shaw operations were transferred to the Farrel Limited facility beginning in the fall of 1998 and were totally integrated by the end of the second quarter of 1999.

INDUSTRY OVERVIEW

         The Company's products are used primarily by manufacturers of rubber and plastic materials and products. The rubber and plastics processing industries are global in nature and intensely competitive. Both industries are cyclical in nature, with capital equipment purchases characterized by long lead times between orders and shipments.

         In the rubber industry, the major users of the Company's machinery are tire manufacturers, custom compounders and manufacturers of rubber goods such as sheet products, molded products, automotive components, footwear and wire and cable. The Company considers the non-tire sector its primary market for growth opportunities. There are approximately 50 tire manufacturers in the world, six of which account for a majority of total worldwide tire production. Demand in the tire and rubber industry is influenced by, among other things, general economic conditions and growth in sales of automobiles and trucks as well as overall truck tonnage and mileage driven. The industry trend is to shift production capacities into low cost and emerging regions, creating potential opportunities in the future.

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

         Many manufacturers in the industries and markets served by the Company's products and services are impacted by local political and economic events. In particular, in the Asia Pacific Region, many of the Company's customers have suspended projects for increased capacity and growth until the region resumes a level of financial stability. Other areas of the Far East continue to experience growth, however, business is extremely competitive. The Company's equipment is supplied to manufacturers and represents capital commitments for new plants, expansion or modernization. New capital and marketing expenditures in the Company's markets depend, in large part, on an increase in market demand, which may require the need for additional capacity.

         Overall the Company is part of the capital goods industry. The capital goods industry in which the Company operates is cyclical in nature and is subject to significant changes in demand. Capital goods demand is influenced by many factors, including but not limited to, general economic conditions, factory capacity utilization and availability of financing. The Company can not predict when cyclical changes will occur or the extent that demand for its products will change as a result of cyclical changes.

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

         The following table illustrates the percentage breakdown of the Company's sales between new machines/related services and aftermarket business (spare parts, repairs and rebuild) in the last three fiscal years:

                                             Year          Year           Year
                                             ended         ended          ended
                                           12/31/99      12/31/98       12/31/97
                                           --------      --------       --------

New Machines/Related Services........        44.8%         56.9%           57.1%
Aftermarket..........................        55.2%         43.1%           42.9%
                                             -----         -----           -----
Total................................       100.0%        100.0%          100.0%
                                            ======        ======          ======

         The Company does not publish a standard price list. Prices for the Company's new equipment are based upon a customer's specifications and/or production requirements. Unit prices for the Company's new equipment products range from approximately $50,000 to more than $4 million.

CUSTOMERS AND MARKETING

         The Company's principal customers are domestic and foreign manufacturers of rubber and plastic materials. The Company's customers often purchase significant equipment for new plants, plant expansion or plant modernization. Purchases by any single customer typically vary significantly from year to year according to each customer's capital equipment needs. As a result, the composition of the Company's customers may vary from one year to the next. The Company considers its operations to be one operating segment. The sales, manufacturing, assembly and distribution are essentially the same. Segment information for new equipment sales, aftermarket sales, geographic sales and operating results for fiscal 1999, 1998 and 1997 are reported in Note 16 to the Consolidated Financial Statements.

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

PROCESS LABORATORY SERVICES

         The Company maintains two process laboratories in Ansonia, Connecticut and one laboratory in Rochdale, England. In addition, the Company entered into an agreement with a research and development organization in Taiwan to use and demonstrate the Company's technology. This contractual arrangement provides the Company with laboratory facilities in Asia to complement the U.S. and U.K. laboratories in that important market area. The Company uses its laboratories to demonstrate the capabilities of its processing equipment and to provide customers with production-sized equipment in order to experiment with new processing techniques and formulations. The Company considers its process laboratories to be vital contributors to its continuing technology development and marketing efforts and routinely modernizes its process laboratories and related equipment. The Company has experienced an increased trend to test its plastics processing machinery, such as the continuous mixer, twin screw and large pelletizing systems, as more new materials are developed by the Company's customers which require testing to determine processing procedures and machine design parameters.

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

BACKLOG

         The Company's backlog of orders considered firm by management at December 31, 1999, 1998 and 1997 was approximately $29 million, $33 million and $47 million, respectively. Substantially all of the orders included in the December 31, 1999 backlog have contractual ship dates in fiscal 2000. Firm backlog at March 17, 2000 and March 19, 1999 was $33 million and $38 million, respectively.

MANUFACTURING

         The Company's manufacturing facility in Rochdale, England provides the Company with fully integrated manufacturing capability including a complete range of machining and fabrication equipment used to produce proprietary components. Final assembly, product testing and quality control activities are performed by Company personnel in both the U.S. and U.K.. The Company also has repair and rebuild operations in Ansonia, Connecticut; Deer Park, Texas; and Rochdale, England and contracts for such services in Australia and Singapore.

         The Company's consolidation of its Derby and Ansonia, Connecticut assembly, repair and spare parts operations, into available space in Ansonia was completed in 1998 and yielded significant reductions in operating costs. The Derby, Connecticut facility was sold in January 1999.

         The production equipment acquired in the 1997 Shaw acquisition, located in Manchester, England, was transferred to Farrel Limited's facility in nearby Rochdale, England. The facility integration was completed during the second quarter of 1999 and has generated substantial cost reductions and production efficiencies.

         The Company believes the Ansonia Connecticut, and Rochdale, England facilities provide the Company with the cost structure to maintain its competitive position.

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

RESEARCH AND DEVELOPMENT AND ENGINEERING

         The Company's research and development and engineering staffs are located in Ansonia, Connecticut and Rochdale, England. Their major activities are: application engineering for specific customer orders; standardization of existing machinery as part of the Company's ongoing cost reduction measures; and development of new products and product features. The Company's twin screw rubber sheeter is an example of the collaborative success of the research and development and product engineering staffs to produce a new product as well as the recent development of a new very large-scale pelletizing system for the petrochemical industry. Current development activities are in the batch mixing process. The acquisition of the INTERMIX(R) intermeshing technology and rotor design development provides opportunities to strengthen our business with batch mixer customers. A summary of research and development and engineering expenditures incurred during the last three fiscal years is as follows:


                                               Year         Year          Year
                                               ended        ended         ended
                                             12/31/99     12/31/98      12/31/97
                                             --------     --------      --------
                                                   (Dollars in thousands)
Research and development expense
pertaining to new products or significant
improvements to existing products              $1,570       $1,485       $1,567

All other product development and
engineering expenditures related to
ongoing refinements, improvements
of existing products, and custom
engineering                                     3,580        3,700        2,874
                                                -----        -----      -------

Total                                          $5,150       $5,185       $4,441
                                               ======       ======       ======

Percent of net sales                             6.9%          5.3%         5.2%

PATENTS AND TRADEMARKS

         The Company possesses rights under a number of domestic and foreign patents and trademarks relating to its products and business. The Company holds approximately 200 patents which cover technology utilized in its products and currently has approximately 20 patent applications pending. The Company's patents have expiration dates ranging from 2000 through 2015. Although the Company believes that its patents provide some competitive advantage, the Company also depends upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive advantage.

         The Company considers the following trademarks to be material to its business: FARREL(R); BANBURY(R); INTERMIX(R); ST(TM); MVX(TM); CP-SERIES II(TM); FTX(TM); and TSS(TM).

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

         As described in Part I, Item 3, Legal Proceedings, the Company and The Black & Decker Corporation entered into a Settlement Agreement pursuant to which Black & Decker agreed to assume full responsibility for the investigation and remediation of any pre-May 12, 1986 environmental contamination at the Company's Ansonia and Derby facilities as required by the Connecticut Department of Environmental Protection ("DEP"). A preliminary environmental assessment of the Company's properties in Ansonia and Derby, Connecticut has been conducted by The Black & Decker Corporation. Although this assessment is still being evaluated by the DEP, on the basis of the preliminary data available there is no reason to believe that any activities which might be required as a result of the findings of the assessment will have a material effect upon the capital expenditures, results of operations, financial position or the competitive position of the Company.

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

EMPLOYEES

         As of December 31, 1999, the Company had 432 employees compared to 498 employees at December 31, 1998. The workforce reduction is primarily a result of the consolidation of the operations in the United Kingdom. The Company has collective bargaining agreements in the U.S. and the U.K. which cover approximately 125 employees. The U.S. agreement expires on June 15, 2000. The agreement in the U.K. expires April 1, 2000.

ITEM 2 - PROPERTIES

         The following table sets forth certain information concerning the Company's principal facilities, all of which are owned by the Company.


         Location                      Principal Use                       Approx. Sq. Ft.
------------------------------------------------------------------------------------------
Ansonia, Connecticut...........        Office, research, laboratory,               520,000
                                       repair, rebuild, assembly and
                                       storage

Deer Park, Texas...............        Repair and rebuild                           22,000
Rochdale, England..............        Office, research, laboratory,               210,000
                                       manufacturing, repair and rebuild,
                                       and storage


         The Company believes that the facilities used in its operations are in satisfactory condition and adequate for its present and anticipated future operations. In addition to the facilities listed above, the Company leases space in various domestic and international locations, primarily for use as sales offices.

ITEM 3 - LEGAL PROCEEDINGS

         As previously described in Part I, in Item 1, Environmental, in February 1995, the Company and The Black & Decker Corporation settled litigation as to the environmental conditions at the Ansonia and Derby facilities at the time of the Company's purchase of them from USM in May, 1986. Under the Settlement Agreement, Black & Decker has assumed full responsibility for all investigation and any remediation of pre-May 12, 1986 contamination at the Company's Ansonia and Derby facilities in accordance with a Consent Decree entered into between Black & Decker and the Connecticut Department of Environmental Protection. In accordance with the Settlement Agreement, a Withdrawal and Joint Stipulation of and Motion for Dismissal was filed with the Court. The Court who originally heard this matter has continuing jurisdiction over it, but no issues are now pending with the court.

         As of the date hereof, the Company is not aware of any contamination, other than any pre-May 12, 1986 contamination, at any of its facilities which would require material remediation costs.

         The Company is a defendant in certain lawsuits arising in the ordinary course of business, primarily related to product liability claims involving machinery manufactured by the Company or by companies that manufactured similar machinery prior to the Company's acquiring the right to manufacture and sell that equipment in May 1986. The previous owner of the technology, which the Company acquired in May, 1986, is obligated to defend and indemnify the Company for any claims or liabilities arising out of pre-May 12, 1986, activities. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with any certainty, the Company does not expect that these matters will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

                                     PART II

ITEM 5 - MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED  STOCKHOLDER
MATTERS.

        (a) Price Range of Common Stock and Dividends

         The Company's Common Stock is traded over the counter and quoted on the NASDAQ Small Cap Market System under the symbol "FARL". The following chart sets forth the high and low prices for the Common Stock and dividends declared for the last two fiscal years:


Fiscal 1999                                High         Low             Dividend
-----------                                ----         ---             --------
First Quarter                              $3.25        $1.88           $0.16
Second Quarter                             $2.88        $2.00           -
Third Quarter                              $2.25        $1.63           $0.04
Fourth Quarter                             $2.31        $1.31           $0.04

Fiscal 1998                                High         Low             Dividend
-----------                                ----         ---             --------
First Quarter                              $6.50        $4.38           -
Second Quarter                             $6.13        $3.25           $0.04
Third Quarter                              $3.78        $1.88           $0.04
Fourth Quarter                             $2.94        $2.00           -


        (b) As of March 17, 2000 the approximate number of record holders of the Company's common stock was 1029.

        (c) Dividends

         The Company intends to pay quarterly cash dividends on its Common Stock as its Board of Directors deems appropriate, after consideration of the Company's operating results, financial condition, cash requirements, general business conditions, compliance with covenants in the credit facility (see Management's Discussion and Analysis of Liquidity and Capital Resources) and such other factors as the Board of Directors deems relevant.

        (d) There were no sales or issuance's of the Company's equity shares that were not registered under the Securities Act.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

                                                                     Year        Year         Year        Year         Year
                                                                    Ended       Ended        ended       ended        ended
                                                                   12/31/99    12/31/98     12/31/97    12/31/96     12/31/95
                                                                   --------    --------     --------    --------     --------
Statement of Operations Data:                                                (In thousands, except per share data)

Net Sales                                                          $ 74,054    $ 98,036     $ 85,382    $ 75,836     $ 80,067
                                                                   ========    ========     ========    ========     ========
Gross margin                                                       $ 18,156    $ 22,772     $ 17,711    $ 18,123     $ 19,760
                                                                   ========    ========     ========    ========     ========
   As a percent of net sales                                           24.5%       23.2%        20.7%       23.9%        24.7%
                                                                   ========    ========     ========    ========     ========
Operating income                                                   $  1,287    $  4,622     $  1,635    $    654     $  1,591
   Other income (expense), net (2)                                    1,588        (799)         449        (174)        (135)
                                                                   --------    --------     --------    --------     --------
Income before income taxes                                            2,875       3,823        2,084         480        1,456
Provision for income taxes                                            1,115       1,546          727         154          554
                                                                   --------    --------     --------    --------     --------
Net income                                                         $  1,760    $  2,277     $  1,357    $    326     $    902
                                                                   ========    ========     ========    ========     ========
Net income per share - Basic and diluted (1)                       $   0.32    $   0.38     $   0.23    $   0.05     $   0.15
                                                                   ========    ========     ========    ========     ========
Dividends per share of Common Stock                                $   0.24    $   0.08     $   0.64    $   0.06     $   0.20
                                                                   ========    ========     ========    ========     ========
Weighted  Average Shares Outstanding - Basic (000's) (1)              5,448       5,942        5,950       5,970        6,027
                                                                   ========    ========     ========    ========     ========
Weighted Average Shares outstanding - Diluted (000's) (1)             5,454       5,966        5,951       5,972        6,030
                                                                   ========    ========     ========    ========     ========

Balance Sheet Data:

   Current Assets                                                  $ 34,445    $ 48,273     $ 37,104    $ 40,187     $ 41,991
   Current Liabilities                                             $ 16,930    $ 28,893     $ 23,286    $ 19,841     $ 22,878
   Working Capital Ratio                                                2.0         1.7          1.6         2.0          1.8
   Total assets                                                    $ 48,862    $ 63,265     $ 56,381    $ 50,731     $ 53,412
   Long-term debt                                                  $  2,584    $  3,983     $  5,283    $    214     $    388
   Stockholders' equity                                            $ 25,864    $ 26,301     $ 25,782    $ 28,553     $ 27,814

Other Data:

   Backlog                                                         $ 28,929    $ 33,269     $ 46,554    $ 50,225     $ 29,745


(1) Restated to reflect the adoption of statement of Financial Accounting Standards No. 128, "Earnings per Share".
(2) 1999 Other Income includes $1.9 million gain from the sale of real estate.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements contained in the Company's public documents, included in this report and in particular in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be forward looking and may be subject to a variety of risks and uncertainties. Various factors could cause actual results to differ materially from these statements. These factors include, but are not limited to pricing pressures from competitors and/or customers; continued economic and political uncertainty in certain of the Company's markets; the Company's ability to maintain and increase gross margin levels; the Company's ability to generate positive cash; changes in business conditions, in general, and, in particular, in the businesses of the Company's customers and competitors and other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission.

FISCAL 1999 COMPARED TO FISCAL 1998

         Net sales in 1999 and 1998 were $74.0 million and $98.0 million, respectively, a decrease of $24.0 million. The decrease in net sales is due in part to lower sales of new machines in the European markets resulting from weak market demand. The timing of the Company's sales, particularly sales of new machines, is highly dependent on when an order is received, the amount of lead-time from receipt of order to delivery and specific customer requirements. The Company operates in markets that are extremely competitive with cyclical demand. Many of our customers and markets operate at less than full capacity and certain markets remain particularly competitive and are subject to local economic conditions.

         The Company received $70.0 million in orders in 1999 compared to $84.7 for 1998. The decrease is primarily due to lower orders received in the European and Asian markets for both new machine and after market sales. The Company's products are primarily supplied to manufacturers and represent capital commitments for new plants, expansion or modernization. In the case of major equipment orders, up to 12 months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations are normally recognized in a later accounting period than the one in which the order was received. The Company's ability to maintain and increase net sales depends in large measures upon a strengthening and stability in the Company's traditional markets. In addition, current market conditions have increased competition which is resulting in customer orders with lower margins. The Company believes these problems are industry wide.

         Gross margin in 1999 was $18.2 million compared to $22.8 million for 1998, a decrease of $4.6 million. The margin percentage increased to 24.5% from 23.2%. The increase in comparative periods margin as a percent of sales is primarily attributed to lower manufacturing overheads resulting from the consolidation of the U.K. operations from two facilities to one, which was completed in the first six months of 1999, and to changes in product mix. Shipments for 1999 compared to 1998 shipments include a higher proportion of aftermarket and spare parts, rebuild and repair sales, which generate higher margins than new machine sales.

         Operating expenses in 1999 were $16.9 million compared to $18.1 million in 1998, a decrease of $1.2 million. Selling expense decreased approximately $1.1 due to lower trade show and exhibition expenses and employee compensation and related benefit costs. General and administrative expenses decreased approximately $0.3 million primarily due to lower employee compensation and related benefit costs.

         Interest expense for 1999 was $0.4 million compared to $1.1 million for 1998. The decrease is due to lower average borrowings.

         Net other expense in 1999 was $226,000 compared to $203,000 for 1998. The gain from the sale of real estate was excess property in Derby CT, which was disposed of in January 1999.

         The Company provides for income taxes in the jurisdictions in which it pays income taxes at the statutory rates in effect in each jurisdiction, adjusted for differences in providing for income taxes between financial reporting and income tax purposes. The effective income tax rate, as a percentage of income before income taxes was 38.8% for 1999, compared to 40.4% for 1998. The decline in the effective income tax rate is a result of changes in the percent of income generated in the U.S. versus the U.K.

FISCAL 1998 COMPARED TO FISCAL 1997:

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

         Operating expenses increased $2.0 million to $18.1 million in 1998 compared to 1997. The 1998 amount includes selling expenses of $0.7 million and general and administrative expenses of $1.4 million at the newly acquired Shaw operations. Excluding the impact of the Shaw operations, operating expenses decreased by $0.1 million to $16.0 million during 1998. The Company consolidated the operations of Shaw into manufacturing and administrative facilities in Rochdale, England, in the second quarter of 1999 thereby, reducing a significant portion of the Shaw overhead expenses.

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

         On the basis of the preliminary data now available there is no reason to believe that any remediation activities which might be required as a result of the findings of the assessment will have a material effect upon the capital expenditures, results of operations, financial position or the competitive position of the Company. This forward looking statement could, however, be influenced by any findings of environmental contamination attributable to post-May 12, 1986 activities, the results of any further investigation which the DEP might require, by DEP's conclusions and requirements based upon its review of complete information when such is available, unanticipated discoveries, the possibility that new or different environmental laws might be adopted and the possibility that further regulatory review or litigation might become necessary or appropriate.

ORDERS AND BACKLOG

         Orders received by the Company during 1999 decreased approximately $14.7 million, or approximately 17.4%, to approximately $70.0 million compared to $84.7 million in fiscal 1998. The decrease is primarily in the European and Asian markets and is a result of weak market demand.

         The Company's products are primarily supplied to manufacturers and represent capital commitment for new plants, expansion or modernization. In the case of major equipment orders, up to twelve months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may represent orders received in the current or previous periods during which economic conditions in various geographic markets of the world impact our level of order intake. Many of the Company's customers and markets are operating with excess capacity thereby reducing the number of projects in our traditional markets for plant expansion and modernization. The Company is experiencing increased pricing pressures from our competitors in an overall smaller market. Further, the cyclical nature of industry demand and, therefore, the timing of order intake may effect the Company's quarterly results in the current and future fiscal quarters. The Company's ability to maintain and increase net sales depends upon a strengthening and stability in the Company's traditional markets and our ability to control costs to effectively compete in the current market. There can be no assurance that the level of orders experienced in 1999 will continue, that market conditions will not worsen, or that improvements in the Company's traditional markets will lead to increased orders for the Company's products.

         The level of backlog considered firm by management at December 31, 1999 and 1998 is $28.9 million and $33.3 million, respectively. The contractual ship dates for substantially all of the December 31, 1999 backlog is in 2000. The backlog at March 17, 2000 and March 19, 1999 was $33.0 million and $38.0 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES; CAPITAL EXPENDITURES

         Working capital and the working capital ratio at December 31, 1999 were $17.5 million and 2.0 to 1.0, respectively, compared to $19.4 million and 1.7 to
1.0 at December 31, 1998, respectively. During the year ended December 31, 1999 the Company paid dividends of $0.24 per share. On January 10, 2000, the Company declared a dividend of $0.04 per share which was paid on February 4, 2000. The Company's ability to pay dividends in the future is limited under the credit facility described below to the aggregate of (a) 25% of net income during the most recently completed four fiscal quarters after deducting distributions previously made and (b) purchases by the Company of its common stock during the same period.

         During 1999, the Company extended its discretionary open market stock repurchase program, increasing the amount to be used to repurchase common stock by $2.5 million to $4,750,000. During 1999 the Company has repurchased 694,300 shares of common stock at varying times and in varying amounts totaling approximately $1.5 million. The repurchased shares are held in treasury (See
Note 10 to the Consolidated Financial Statements).

         Due to the nature of the Company's business, many sales are of a large dollar amount. Consequently, the timing of recording such sales may cause the balances in accounts receivable and/or inventory to fluctuate dramatically from time to time and may result in significant fluctuations in cash provided from operating activities. Historically, the Company has not experienced significant problems regarding the collection of accounts receivable. The Company has historically financed its operations with cash generated by operations, with customer progress payments and borrowings under its bank credit facilities.

         At December 31, 1999, the Company had a worldwide multi-currency credit facility with a major U.S. bank in the amount of $25.0 million consisting of an $18.5 million revolving credit facility for direct borrowings and letters of credit and up to (pound)3.0 million for foreign exchange contracts and a five year term note. Interest varies based upon prevailing market interest. The facility contains combined limits on direct borrowings and letters of credit based upon stipulated percentages of accounts receivable, inventory and backlog. The facility also contains covenants specifying minimum and maximum operating thresholds for operating results and selected financial ratios. The agreement contains certain restrictions on the making of investments, on borrowings and on the sale of assets. At December 31, 1999, the maximum borrowing and/or letter of credit issuance available under the revolving credit facility to the Company and subsidiaries based upon borrowing formula was $14.1 million. At December 31, 1999 and 1998, there was $3.9 million and $5.3 million outstanding under the term loan, respectively. There were $3.8 million and $5.1 million of letters of credit outstanding at December 31, 1999 and 1998, respectively.

         The revolving  credit facility expires December 31, 2002. The term note
is  payable  in  equal  quarterly  payments  of  (pound)200,000   (approximately
$322,000) through December 31, 2002.

         Management anticipates that its cash balances, operating cash flows and available credit line will be adequate to fund its anticipated capital commitments and working capital requirements for at least the next twelve months. The Company made capital expenditures of approximately $1.1 million and $2.1 million, during fiscal 1999 and 1998, respectively.

         In fiscal 2000, new legal minimum funding guidelines become effective in the U.K. which are significantly different than the prior guidelines. Based upon preliminary discussions with the Company's actuaries, the new guidelines will most likely require the Company to make significant cash contributions to the Company's U.K. pension plans. In recent years, the Company has not been required to make contributions to the U.K. pension plans.

         The Company manufactures and assembles its products in the U.K., assembles its products in the U.S. and sells its products in the U.S., U.K. and other foreign markets. The Company's financial position and results are affected by changes in foreign currency exchange rates in the foreign markets in which its operates. When the value of the U.S. dollar or U.K. sterling strengthens against other currencies, the value of the transaction in the foreign currency decreases. The Company, from time to time, enters into foreign exchange forward and option contracts to hedge foreign currency transactions. Foreign currency transactions generally are for short periods of no more than six months. In addition, the Company maintains foreign currency bank accounts in other currencies in which it regularly transacts business.

         The Company's interest income and expense are sensitive to changes in the market level of interest rates. The changes in interest rates earned on the Company's cash equivalents and short term investments as well as interest paid on its debt are variable and are adjusted to market conditions.

YEAR 2000

         The Company undertook a year 2000 readiness project to address the impact and risks related to the ability of the Company's computer hardware, computer programs, equipment with embedded computer chips and critical suppliers to operate and function properly during the transition to the year 2000 and thereafter.

         The Company has not experienced any significant operational problems related to the year 2000. The total amount expended, relating to the Company's internal information systems was approximately $1.0 million. Other expenses, primarily manufacturing and office equipment replacement and employee costs of the year 2000 readiness project were not material. During January 2000, the Company applied software changes for year 2000 issues which occurred. The Company will continue to monitor its operations for year 2000 issues.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in foreign currency and interest rates. The Company manufactures many of its products and components in the United Kingdom and purchases many components in foreign markets. Approximately 50% of the Company's revenue are generated from foreign markets. The Company manages its risk to foreign currency rate changes by maintaining foreign currency bank accounts in currencies which it regularly transacts business and the use of foreign exchange forward contracts. The Company, from time to time, enters into foreign exchange forward and option contracts to hedge foreign currency transactions. These derivative instruments usually involve little complexity and are generally for short periods of less than six months. The Company does not enter into derivative contracts for trading in speculative purposes. The amount of foreign exchange forward contracts are not considered material to the Company's financial position or its operations.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               FARREL CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Auditors...............................................17

Financial Statements:

Consolidated Balance Sheets as of December 31, 1999 and 1998.................18

Consolidated Statements of Income for the years ended
December 31, 1999, 1998, and 1997 ...........................................19

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.......................................20

Consolidated Statements of Cash Flows for the years ended
December 31, 1999, 1998 and 1997.............................................21

Notes to Consolidated Financial Statements..............................22 - 38

                         Report of Independent Auditors

The Board of Directors and Stockholders
Farrel Corporation

We have audited the accompanying consolidated balance sheets of Farrel Corporation as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farrel Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                Ernst & Young LLP

Stamford, Connecticut
February 14, 2000

                               FARREL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)


                                                                      12/31/99          12/31/98
                                                                      --------          --------

   ASSETS
Current Assets:

  Cash and cash equivalents                                           $  6,069          $  5,786
  Accounts receivable, net of allowance for doubtful
   accounts of $185 and $297, respectively                              15,027            20,708
  Inventory                                                             11,975            14,542
  Asset purchase agreement receivable                                     --               5,284
  Other current assets                                                   1,374             1,953
                                                                      --------          --------
    Total current assets                                                34,445            48,273
Property, plant and equipment, net of accumulated
  depreciation of $13,186 and $11,648, respectively                     10,995            11,614
Goodwill, net of accumulated amortization of $40                          --               1,555
Prepaid pension costs                                                    2,881               542
Other assets                                                               541             1,281
                                                                      --------          --------
Total assets                                                          $ 48,862          $ 63,265
                                                                      ========          ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

  Accounts payable                                                    $  7,837          $ 14,039
  Accrued expenses and taxes                                             2,157             4,826
  Advances from customers                                                4,015             7,017
  Accrued installation and warranty costs                                1,629             1,683
  Short-term debt                                                        1,292             1,328
                                                                      --------          --------
   Total current liabilities                                            16,930            28,893
Long-term debt                                                           2,584             3,983
Postretirement benefit obligation                                        1,138             1,171
Minimum pension obligation                                               1,030             2,429
Deferred income taxes                                                    1,316               488
Commitments and contingencies                                               --                --
                                                                      --------          --------
   Total liabilities                                                    22,998            36,964
Stockholders' equity
  Preferred stock, par value $100, 1,000,000 shares
   authorized, no shares issued                                             --                --
  Common stock, par value $.01, 10,000,000 shares
   authorized, 6,142,106 shares issued                                      61                61
  Paid in capital                                                       19,295            19,295
  Treasury stock, 892,045 and 202,620 shares at December
  31, 1999 and 1998, respectively, at cost                              (2,513)             (990)
  Retained earnings                                                      9,943             9,576
  Accumulated other comprehensive expense                                 (922)           (1,641)
                                                                      --------          --------
   Total stockholders' equity                                           25,864            26,301
                                                                      --------          --------
Total liabilities and stockholders' equity                            $ 48,862          $ 63,265
                                                                      ========          ========

                 See Notes to Consolidated Financial Statements

                               FARREL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                                          Year Ended
                                                           --------------------------------------
                                                           12/31/99       12/31/98       12/31/97
                                                           --------       --------       --------
Net sales                                                  $ 74,054       $ 98,036       $ 85,382

Cost of sales                                                55,898         75,264         67,671
                                                           --------       --------       --------
Gross margin                                                 18,156         22,772         17,711
Operating expenses:
   Selling                                                    6,791          7,869          7,076
   General and administrative                                 8,508          8,796          7,433
   Research and development                                   1,570          1,485          1,567
                                                           --------       --------       --------
     Total operating expenses                                16,869         18,150         16,076
Operating income                                              1,287          4,622          1,635

Interest income                                                 384            544            291
Interest expense                                               (449)        (1,140)           (71)
Gain from sale of real estate                                 1,879             --             --
Other (expense)/income, net                                    (226)          (203)           229
                                                           --------       --------       --------
Income before income taxes                                    2,875          3,823          2,084
Provision/(benefit) for income taxes:
     Current                                                  1,143          1,010            811
     Deferred                                                   (28)           536            (84)
                                                           --------       --------       --------
     Total                                                    1,115          1,546            727
                                                           --------       --------       --------
Net income                                                 $  1,760       $  2,277       $  1,357
                                                           ========       ========       ========

Per share data:
Basic and diluted net income per share                     $   0.32       $   0.38       $   0.23
                                                           ========       ========       ========
Average shares outstanding (000's):

   Basic                                                      5,448          5,942          5,950
                                                           ========       ========       ========
   Diluted                                                    5,454          5,966          5,951
                                                           ========       ========       ========

                 See Notes to Consolidated Financial Statements

                               FARREL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (In thousands, except share data)


                                                                                                          Accumulated
                                                                      Paid                                   Other        Total
                                                Common stock           in        Treasury     Retained   comprehensive Stockholders'
                                            Shares        Amount     capital      stock       earnings      expense       equity
                                            ----------   ----------  ----------  ----------   ----------   ----------   ----------
Balance, December 31, 1996                  6,142,106   $       61  $   19,295  ($     987)  $   10,228   ($      44)  $   28,553
Comprehensive Income:
Net income                                       --           --          --          --          1,357         --          1,357
                                                                                                                       ----------
Other Comprehensive income, net of tax
  Foreign currency translation                   --           --          --          --           --           (295)        (295)
  Minimum pension liability                      --           --          --          --           --            (27)         (27)
                                                                                                                       ----------
Other Comprehensive loss                                                                                                     (322)
                                                                                                                       ----------
Comprehensive income                                                                                                        1,035
                                                                                                                       ----------
Treasury stock transactions                      --           --          --             3           (3)        --           --
Cash dividend declared
  at $.64 per common share                       --           --          --          --         (3,806)        --         (3,806)

                                           ----------   ----------  ----------  ----------   ----------   ----------   ----------
Balance, December 31, 1997                  6,142,106   $       61  $   19,295  ($     984)  $    7,776   ($     366)  $   25,782
                                           ----------   ----------  ----------  ----------   ----------   ----------   ----------
Comprehensive Income:
Net income                                       --           --          --          --          2,277         --          2,277
                                                                                                                       ----------
Other Comprehensive income, net of tax
  Foreign currency translation                   --           --          --          --           --             (1)          (1)
  Minimum pension liability                      --           --          --          --           --         (1,274)      (1,274)
                                                                                                                       ----------
Other Comprehensive loss                                                                                                   (1,275)
                                                                                                                       ----------
Comprehensive income                                                                                                        1,002
Treasury stock transactions                      --           --          --            (6)          (2)        --             (8)
Cash dividend declared
  at $.08 per common share                       --           --          --          --           (475)        --           (475)
                                           ----------   ----------  ----------  ----------   ----------   ----------   ----------
Balance, December 31, 1998                  6,142,106   $       61  $   19,295  ($     990)  $    9,576   ($   1,641)  $   26,301
                                           ----------   ----------  ----------  ----------   ----------   ----------   ----------
Comprehensive Income:
Net income                                       --           --          --          --          1,760         --          1,760
                                                                                                                       ----------
Other Comprehensive income, net of tax
  Foreign currency translation                   --           --          --          --           --           (245)        (245)
  Minimum pension liability                      --           --          --          --           --            964          964
                                                                                                                       ----------
Other Comprehensive income                                                                                                    719
                                                                                                                       ----------
Comprehensive income                                                                                                        2,479
Treasury stock transactions                      --           --          --        (1,523)         (17)        --         (1,540)
Cash dividend declared
  at $.24 per common share                       --           --          --          --         (1,376)        --         (1,376)
                                           ----------   ----------  ----------  ----------   ----------   ----------   ----------
Balance, December 31, 1999                  6,142,106   $       61  $   19,295  ($   2,513)  $    9,943   ($     922)  $   25,864
                                           ==========   ==========  ==========  ==========   ==========   ==========   ==========

                 See notes to Consolidated Financial Statements

                               FARREL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)




                                                                                  Year          Year          Year
                                                                                  ended         ended         ended
                                                                                12/31/99      12/31/98      12/31/97
                                                                                --------      --------      --------

Cash flows from operating activities:

  Net income                                                                    $  1,760      $  2,277      $  1,357
  Adjustments to reconcile net income to net
  cash used in/provided by operating activities:
   Gain on disposal of fixed assets                                               (1,930)         (288)         (746)
   Depreciation and amortization                                                   2,362         2,311         1,667
   Decrease / (increase) in accounts receivable                                    5,456        (6,259)        4,471
   Decrease in inventory                                                           2,143         1,569           261
   (Decrease) / increase in accounts payable                                      (5,986)        5,660        (2,514)
   (Decrease) / increase  in advances from customers                              (2,945)          590           608
   (Decrease) / increase in accrued expenses and taxes                            (2,342)       (1,145)        1,075
   (Decrease) / increase in accrued installation and warranty costs                  (25)          354            (4)
   (Decrease) / increase in long-term employee benefit obligations                  (128)          181             6
   Other                                                                             457           207          (500)
                                                                                  -------       -------       -------
   Total adjustments                                                              (2,938)        3,180         4,324
                                                                                  -------       -------       -------
   Net cash (used in) provided by operating activities                            (1,178)        5,457         5,681
                                                                                  -------       -------       -------

  Cash flows from investing activities:

    Proceeds from disposal of fixed assets                                         2,279         1,193         1,027
    Purchases of property, plant and equipment                                    (1,092)       (2,113)       (1,878)
    Refund of Shaw asset purchase price                                            4,405         2,701          --
    Acquisition of Shaw assets                                                      --            --         (10,855)
                                                                                  -------       -------       -------
    Net cash provided by (used in) investing activities                            5,592         1,781       (11,706)

Cash flows from financing activities:

    Proceeds from long term borrowings                                              --            --           6,680
    Repayment of long term borrowings                                             (1,293)       (1,536)         (196)
    (Purchase) issuance of treasury stock                                         (1,523)           (6)            3
    Dividends paid                                                                (1,376)       (1,427)       (2,856)
                                                                                  -------       -------       -------
    Net cash (used in) provided by financing activities                           (4,192)       (2,969)        3,631
Effect of foreign currency exchange rate changes on cash                              61            70             9
                                                                                  -------       -------       -------
Net increase / (decrease) in cash and cash equivalents                               283         4,339        (2,385)
Cash and cash equivalents--
    Beginning of period                                                            5,786         1,447         3,832
                                                                                  -------       -------       -------
    End of period                                                               $  6,069      $  5,786      $  1,447
                                                                                  =======       =======       =======
Income taxes paid                                                               $  2,760      $    870      $    746
                                                                                  =======       =======       =======
Interest paid                                                                   $    445      $    474      $     76
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

         The   Company's   principal   customers   are   domestic   and  foreign
manufacturers of rubber and plastics. Foreign customers are primarily located throughout Europe, Asia and the Middle East.

         Due to the nature of the Company's products, which can individually cost up to $4.0 million, the percent of sales of any product line can change significantly from year to year. However, the more significant products are the Company's batch and continuous mixers.

  (a) Cash and Cash Equivalents:

         Cash and cash equivalents include cash on hand, amounts due from banks, and any other highly liquid investments with a maturity of three months or less when purchased. The carrying amount approximates fair value because of the short maturity of those instruments.

  (b)   Other Financial Instruments:

         The carrying amount of the Company's trade receivables and payables approximates fair value because of the short maturity of these instruments. The carrying value of long term debt approximates fair value. The interest rate on the long-term debt is variable and approximates current market rates.

  (c)   Inventory:

         Inventory is valued at the lower of cost or market. Inventory is accounted for on the last-in, first-out (LIFO) basis in the U.S. and first-in, first-out (FIFO) basis in the U.K.

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

  (e)   Goodwill:

         On December 19, 1997, the Company acquired certain assets of the Francis Shaw Rubber Machinery operations. The transaction was accounted for as a purchase. Goodwill represents the excess purchase price over the estimated fair value of the assets acquired and was being amortized on a straight line basis over 20 years (see Note 2).

  (f)   Patents and Acquired Technology:

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

         The Company typically requires advances from customers upon entering a contract and at times will require progress payments during the manufacturing process. Generally, letters of credit are required on contracts with export customers to minimize credit and currency risk.

  (h)   Product Installation and Warranty Obligations:

         Estimated costs to be incurred under product installation and warranty obligations relating to products which have been sold are provided for at the time of sale.

  (i)   Income Taxes:

         Deferred income taxes are provided on temporary differences between the financial statement and tax basis of the Company's assets and liabilities in accordance with the liability method of accounting for income taxes. Provision has not been made for U.S. income taxes or additional foreign taxes on approximately $10.4 million of undistributed earnings of foreign subsidiaries because it is expected that those earnings will be reinvested indefinitely.

  (j)   Earnings Per Share:

         Basic earnings per share is determined by dividing net income by the weighted average shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock (see Note 10) were exercised and converted to common stock. (See Note 14 to the financial statements.)

  (k)   Foreign Currency Translation:

         Assets and liabilities denominated in foreign currencies are translated into United States dollars at current exchange rates. Income and expense accounts are translated at average rates of exchange prevailing during the year. Adjustments resulting from these translations are included in the accumulated other comprehensive expense in stockholders' equity.

         Transaction gains and losses are included in earnings. The Company experienced a foreign currency transaction gain of $63,000 in 1999 and foreign currency transaction losses of $71,000 and $131,000 in fiscal 1998 and 1997, respectively, which amounts are included in cost of goods sold in the accompanying financial statements.

         The Company, from time to time, enters into foreign exchange contracts for non-trading purposes, exclusively to minimize its exposure to currency fluctuations on trade receivables and payables. As a result, changes in the values of foreign currency contracts offset changes in the values of the underlying assets and liabilities due to changes in foreign exchange rates, effectively deferring gains and losses on trade receivables and payables and the related hedges until the date the transactions are settled in cash. At December 31, 1999, the Company has entered into $0.5 million of forward exchange contracts for transactions related to amounts to be received for sales commitments. A gain of approximately $5,000 has been deferred on these transactions to be offset against the exchange earnings to be recognized on the hedged transaction. The Company is exposed to loss in the event of nonperformance by the Company's bank, the other party to the foreign exchange contracts. The Company does not anticipate nonperformance by its bank.

  (l)     Use of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results can differ from those estimates.

  (m)     Recent Accounting Pronouncements:

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate the adoption of this Statement will have a significant effect on its results of operations or financial position.

  (n)     Advertising:

         Advertising costs are expensed in the period the advertising takes place. Advertising expense for the years ended December 31, 1999, 1998 and 1997 was $248,000, $296,000 and $198,000, respectively.

  (o)     Reclassifications:

         Certain   amounts  in  prior  year  financial   statements   have  been
reclassified   to   conform   with  the   current   year   presentation.   These
reclassifications had no impact on previously reported results of operations.

NOTE 2 - ASSET PURCHASE

         On December 19, 1997, Farrel Shaw Limited, a wholly owned subsidiary of the Company, acquired certain assets and the operations of the Francis Shaw Rubber Machinery ("Shaw") operations from EIS Group PLC of the United Kingdom ("Seller"). The estimated purchase price, including costs of the acquisition, was approximately $13.9 million. The purchase and sale agreement ("Agreement") between the Company and the Seller required subsequent adjustment to the purchase price if (1) the inventory value of Shaw at the transfer date was less than approximately $5 million and (2) the Shaw operations did not produce a minimum profit, as defined in the Agreement, of approximately $1.7 million for the year ended December 31, 1998 (the "Profit Guaranty").

         In June 1998, the Company and the Seller reached agreement on the inventory value transferred resulting in a payment to the Company by the Seller of approximately $2.7 million , which amount was used to reduce the purchase price. The operations of Shaw produced a loss (as computed under the terms of the Agreement) of approximately $3.6 million for the year ended December 31, 1998. Accordingly, the Company recorded a receivable from the Seller at December 31, 1998 of approximately $5.3 million under the terms of the Profit Guaranty provisions of the Agreement and reduced the purchase price. In May 1999, the Company reached an agreement with the seller and received a cash payment of $4.4 million under the Profit Guaranty provisions of the Agreement. The difference between the amount recorded at December 31, 1998 for the Profit Guaranty receivable and the amount received from the Seller in May 1999 resulted in an adjustment of the purchase price allocation.

         The Agreement also required the transfer of the pension liability for the Shaw employees together with the pension assets related to those employees. The Agreement called for the Seller to appoint an actuary who, together with the Company's actuary and the third party that holds the pension assets, were to determine the related pension amounts to be transferred. In February 1999, the Seller agreed to appoint an actuary to fulfill the obligations under the Agreement. The consolidated financial statements as of December 31, 1998 do not include any amounts related to the transferred Shaw employees as those amounts were not determinable. In the fourth quarter of 1999, the data for the net amount of the actuarially determined excess of the pension assets compared with the projected benefit obligation for the Shaw employees was finalized and was recorded as an additional purchase price adjustment, which resulted in the elimination of the amount of goodwill previously recorded.

         The revised purchase price of $7.8 million has been allocated as follows:

                                                       (In thousands)

          Inventory                                          $2,312
          Machinery & Equipment                               2,505
          Prepaid pension costs                               2,161
          Patents and trademarks                                835
                                                             ------
                                                             $7,813
                                                             ======

         Included in the allocation above were estimated liabilities of approximately $2.3 million for costs of consolidating the Shaw operations with the Company's existing Rochdale, England facility including moving, employee separation and other costs. The majority of this has been expended by December 31, 1999.

         The results of Shaw are included in the consolidated financial statements for the years ended December 31, 1999 and 1998 and for the period from December 19, 1997 to December 31, 1997. The Seller did not maintain, and the Company was not provided, separate historical financial information for Shaw. Accordingly, the Company is not able to estimate the pro forma revenue and net income for the year ended December 31, 1997.

NOTE 3 - OTHER ASSETS

                                                          12/31/99   12/31/98
                                                          --------   --------
                                                              (In thousands)

Technology license...................................          -         $167
Assets held for disposal.............................          -          240
Acquired patents and technical know how..............       $484          664
Other................................................         57          210
                                                           -----      -------
  Total..............................................       $541       $1,281
                                                            ====       ======

         Included in other assets at December 31, 1998 are assets held for disposal that represent the remaining book value of the Company's Derby, Connecticut manufacturing facility and machinery and equipment of Shaw at the Manchester, England facilities no longer expected to be used. In January 1999, the Company completed the sale of the Derby property for $2.4 million.

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

         Under the Financial Services Agreement, the Company pays First Funding an annual retainer of $450,000 for Mr. Jones' services. The Company also pays for advisory services provided by other First Funding employees on an hourly basis and out-of-pocket expenses. The Company also pays transaction fees in the event of certain successful transactions. The Company recorded amounts due to First Funding of $719,000, $866,000, and $894,000 in fiscal 1999, 1998 and 1997, respectively. In addition, the Company also reimbursed First Funding $160,000, $236,000, and $319,000 for out-of-pocket costs during the same three periods, respectively. The 1998 and 1997 amounts include $177,000 and $460,000, respectively,  for services  related to the Shaw Asset  Purchase  Agreement (see
Note 2). Also included during 1998 is $205,000 related to restating and amending the Company's credit facility to include a term note to finance the Shaw Asset Purchase, to increase the amount available under the credit facility and to lengthen the term of the credit facility (see Note 8).

NOTE 5 - INVENTORY

Inventory is comprised of the following:
                                                          12/31/99      12/31/98
                                                          --------      --------
                                                              (In thousands)
            Stock and raw materials..................      $7,934        $7,279
            Work-in-process..........................       4,041         7,263
                                                            -----       -------
            Total....................................     $11,975       $14,542
                                                          =======       =======

         Of the above inventories at December 31, 1999 and 1998, $6.8 million and $7.2 million, respectively are valued using the LIFO method. Current replacement costs of those inventories as of these dates were greater than the LIFO carrying amounts by approximately $0.4 million and $0.5 million at December 31, 1999 and 1998, respectively.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:

                                                           12/31/99     12/31/98
                                                           --------     --------
                                                               (In thousands)

           Land and buildings........................      $4,033        $4,081
           Machinery, equipment and other............      19,794        18,546
           Construction in progress..................         354           635
                                                           ------      --------
                                                           24,181        23,262
             Accumulated depreciation................     (13,186)      (11,648)
                                                          --------      --------
             Property, plant and equipment, net......     $10,995       $11,614
                                                          =======       =======

         Estimated depreciable lives of buildings are 33-40 years. Estimated depreciable lives of machinery, equipment and other depreciable assets are 5-10 years. The amounts indicated here exclude the assets held for resale which are included in Other Assets. See Note 3 to these financial statements.

NOTE 7 - ACCRUED EXPENSES AND TAXES

         Accrued expenses and taxes includes accrued wages and benefits of approximately $1.2 million and $1.3 million at December 31, 1999 and 1998, respectively. Also included are income taxes payable of $0.5 million and $1.0 million, at December 31, 1999 and 1998.

NOTE 8 - BANK CREDIT ARRANGEMENTS

         The Company has a worldwide multi-currency $25 million credit facility with a major U.S. bank consisting of an $18.5 million revolving credit facility for direct borrowings and letters of credit and up to (pound)3.0 million for foreign exchange contracts and a five year term note. The revolving credit facility expires on December 31, 2002. Interest varies based upon prevailing market interest rates (7.8% and 8.4% at December 31, 1999 and 1998, respectively). The facility contains limits on direct borrowings and letters of credit combined based upon stipulated percentages of accounts receivable, inventory and backlog. The facility also contains covenants specifying minimum and maximum operating thresholds for operating results and selected financial ratios. The agreement contains certain restrictions on investments, borrowings and the sale of assets. The Company's ability to pay dividends is limited to (a) 25% of the Company's cumulative net income during the most recently completed four fiscal quarters after deducting distributions previously made and (b) purchases by the Company of its common stock during the same period. At December 31, 1999, the maximum borrowing and/or letter of credit issuance available under the revolving credit facility to the Company and subsidiaries based upon the borrowing base formula was $14.1 million. The weighted averaged interest rate incurred on short-term
borrowings  was  7.58%,   8.6%  and  8.18%  in  fiscal  1999,   1998  and  1997,
respectively. There were $3.8 million and $5.1 million of letters of credit outstanding at December 31, 1999 and 1998, respectively.

         At December 31, 1999 and 1998, there was $3.9 million and $5.3 million outstanding under the term loan. The term note is payable in equal quarterly payments of (pound)200,000 through December 31, 2002. Approximately, $1,292,000 ((pound)800,000) and $1,328,000 is classified as current and $2,584,000 and $3,983,000 was classified as long term at December 31, 1999 and 1998, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

  (a) Commitments:

         Aggregate future lease commitments under operating leases, principally for office space, equipment and vehicles, are as follows:

Year ending December 31,                                    (In thousands)
------------------------                                    --------------
2000                                                               $383
2001                                                                208
2002                                                                 78
2003                                                                 23
2004 and thereafter                                                  25

         Rental expense for the year ended December 31, 1999, 1998 and 1997 was $464,000, $594,000, $332,000, respectively.

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

NOTE 10 - STOCK PLANS

         The Company sponsors a Stock Option Plan and an Employees' Stock Purchase Plan, both established in 1997.

         The 1997 Omnibus Stock Incentive Plan authorizes the granting of incentive stock options and non-qualified stock options to purchase up to 500,000 shares of common stock. Option awards may be granted by the Compensation Committee of the Board of Directors through May 23, 2007 to eligible employees. The terms (exercise price, exercise period and expirations) of each option award are at the discretion of the Compensation Committee subject to the following limitations. The exercise price of an Incentive Stock Option may not be less than the fair market value as of the date of the grant (or 110% in the case of an incentive stock option granted to a 10% stockholder). The exercise period may not exceed 10 years from the date of the grant. At December 31, 1999, 415,000 shares are available for future issuance.

         Prior to 1997 the Company granted stock options under a previously sponsored plan to eligible employees and directors of the Company. At December 31, 1999, options to purchase 435,000 shares remain outstanding under that plan.

         The Company accounts for stock options under Accounting Principles Board Opinion No. 25 , "Accounting for Stock Issued to Employees" (APB 25) and not the fair value method as provided by FAS 123,

"Accounting and Disclosure of Stock-Based Compensation." The Company's Stock Option Plan requires options to be granted at the market price of the Company's common stock on the date the options are granted, and as a result, under APB 25 no compensation expense is recognized.

         The following table presents a summary of the Company's stock option activity and related information for the years ended:


                                                        1999                      1998                      1997
                                               --------------------      ----------------------    ----------------------
                                                        Weighted-                   Weighted-                  Weighted-
                                                         Average                     Average                    Average
                                               Options   Exercise         Options    Exercise        Options    Exercise
                                                (000's)   Price             (000's)    Price            (000's)   Price
                                               --------------------      ----------------------    ----------------------

Outstanding, beginning of year                   515         $5.45           459        $5.86            459        $5.86
Granted                                           85          2.00            60         2.19              -            -
Exercised                                          -             -             -            -              -            -
Forfeited                                         86          3.34             4         3.88              -            -
                                               -------------------        -------------------      ----------------------
Outstanding, end of year                         514         $5.32           515        $5.45            459        $5.86
                                               -------------------        -------------------      ----------------------
Exercisable, end of year                         435         $5.83           420        $5.96            374        $6.32
Weighted-average fair value of options
    granted during the year                                  $1.18                      $1.19                           -


         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1999:


                            Options Outstanding                                             Options Exercisable
---------------------------------------------------------------------------           ------------------------------
                                            Weighted-            Weighted-                                 Weighted-
                                             Average             Average                                    Average
   Range of           Number of             Remaining            Exercise              Number of            Exercise
Exercise Prices         Options          Contractual Life          Price                 Options               Price
---------------------------------------------------------------------------           ------------------------------
  $2.00 -    $3.74        85,000                  10 years        $2.00                    28,333             $2.00
   3.75 -     5.50       248,000                   5               4.55                   225,750              4.61
   5.51 -     8.50        95,000                 3.5               6.32                    95,000              6.32
   8.51 -    10.00        86,000                 2.0               9.73                    86,000              9.73
---------------------------------------------------------------------------           -----------------------------
  $2.19 -   $10.00       514,000                 5.3 years        $5.32                   435,083             $5.83


         Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options granted under the Stock Option Plan was estimated at the date of grant using the Black-Scholes option pricing model, one of the allowable valuation models under FAS 123, with the following assumptions for 1999 and 1998:


                                                                                1999               1998
                                                                                ----               ----
         Risk free interest rate                                                6.52%              4.65%
         Dividend yields                                                        2.0%               2.0%
         Expected volatility factor of the expected
           market price of the Company's common stock                            .639               .595
         Weighted average expected life of each option                         8 yrs.             8 yrs.

         The weighted average fair value of options granted during 1999 and 1998 was $1.18 and $1.19, respectively. There were no options granted during 1997. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics different than those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, therefore, in management's judgment, applying the provisions of FAS 123 does not necessarily provide a reliable single measure of the fair value of its stock options. The current pro forma net income will not necessarily be representative of pro forma net income in future years.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information is as follows:


                                                                              Year ended
                                                                              ----------
                                                               12/31/99        12/31/98      12/31/97
                                                               --------------------------------------
                                                                (In thousands, except per share data)


Pro Forma Net Income                                              $1,731          $2,237       $1,331
Pro Forma earnings per share - basic and diluted                   $0.32           $0.37        $0.22


         Under the 1997 Employees' Stock Purchase Plan, the Board of Directors' may offer each eligible employee of the Company the right to purchase, in each year through 2001, shares of common stock equivalent in value to not more than 5% of the employee's annual compensation, up to a maximum of $25,000 per year. At the time of the offering by the Board of Directors the employees must designate the amount to be withheld during the next 24 month purchase period. The purchase price is the lower of 85% of the fair market value of the common stock on the date of offering or 85% of the fair market value on the date the applicable purchase period ends. Not more than an aggregate of 500,000 shares of common stock may be purchased under the stock purchase plan. Any employee who, after the purchase, would hold 5% or more of the common stock is ineligible. No options to purchase shares were offered during 1999 and 1998.

         During 1999 and 1998, approximately 11,700 and 5,400 shares, respectively, were distributed to employees under this plan. The 1999 and 1998 distribution includes 4,875 and 404 shares respectively from the Company's treasury account, for which retained earnings was adjusted. At December 31, 1999, there were no shares subscribed to under these plans.

         The Company may reaquire up to $4,750,000 of its common stock under its discretionary open market stock repurchase plan. During fiscal 1999 and 1998 the Company reacquired 694,300 and 3,500 shares of common stock, respectively, under this plan for approximately $1.5 million and $9,000, respectively which are included in treasury stock. There were no shares repurchased during 1997.

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


                                                                                 Year ended
                                                                                 ----------
                                                               12/31/99           12/31/98         12/31/97
                                                               --------           --------         --------
         Domestic pension expense:                                             (In thousands)
    Service cost-benefits earned during the period.....               $75            $62             $62
    Interest cost on projected benefit obligation......               146            136             124
    Expected return on plan assets....................               (174)          (147)           (127)
    Recognized net actuarial loss.....................                 52             27              26
    Amortization of transition, asset.................                  2              7               7
    Amortization of prior service cost................                 11             11               7
                                                                       --          -----          ------
         Net domestic pension expense                                $112            $96             $99
                                                                     ====            ===             ===

         Foreign pension expense:
    Service cost-benefits earned during the period.....              $761           $641            $258
    Interest cost on projected benefit obligation......             1,265            762             728
    Estimated return on plan assets....................            (1,568)          (799)           (802)
    Recognized net actuarial loss......................                32              6               -
    Amortization of transition asset...................               (39)          (159)           (152)
    Amortization of prior service cost.................                 -             -               (7)
                                                                 --------        -------        ---------
         Net foreign pension expense                                 $451           $451             $25
                                                                     ====          =====           =====

         The Company's funding policy is guided by government regulations and the Company's desire to accumulate sufficient assets in the benefit plans to meet obligations for retirement benefits. At any point in time there may be differences between the estimates used in establishing pension cost for accounting purposes, the criteria for funding amounts and actual experience, thus there will always be an amount by which the Company is over or under-funded.

         The following table sets forth the funded status under U.S. accounting standards of the domestic and foreign defined benefit plans and amounts recognized in the balance sheets:


                                                                  Domestic                Foreign
                                                                December 31,            December 31,
                                                              1999        1998        1999        1998
                                                            --------    --------    --------    --------

Change in Projected Benefit Obligation

   Balance at the beginning of the year                     $  2,387    $  1,991    $ 12,366    $ 10,252
   Service cost                                                   75          62         761         294
   Interest cost                                                 146         136       1,265         762
   Plan participant contributions                               --          --           239         148
   Actuarial (gain) losses                                       (84)        305         982       1,543
   Foreign currency exchange rates                              --          --          (328)         52
   Benefits paid                                                (117)       (107)       (808)       (685)
   Business combinations                                        --          --         9,189        --
                                                            --------    --------    --------    --------
   Balance at the end of the period                         $  2,407    $  2,387    $ 23,666    $ 12,366
                                                            ========    ========    ====================
Change in Fair Value Plan Assets

   Balance at the beginning of the year                     $  2,114    $  1,780    $ 10,243    $  9,800
   Actual return on assets                                       120         184       5,064         929
   Contributions - employer                                      162         257         111        --
   Contributions - employee                                     --          --           239         148
   Foreign currency exchange rates                              --          --          (273)         51
   Benefits paid                                                (117)       (107)       (808)       (685)
   Business combinations                                        --          --        12,212        --
                                                            --------    --------    --------    --------
   Balance at the end of the period                         $  2,279    $  2,114    $ 26,788    $ 10,243
                                                            ========    ========    ====================
Funded status of the plan
   (Under)/over funded                                      ($   128)   ($   273)   $  3,122    ($ 2,123)
   Unrecognized net actuarial (gain)  loss                       662         745        (832)      2,099
   Unamortized prior service cost                                 57          68        --          --
   Unamortized net transition obligation (asset)                --             2        --           (40)
                                                            --------    --------    --------    --------
   Prepaid/(Accrued) Pension Expense                        $    591    $    542    $  2,290    ($    64)
                                                            ========    ========    ====================
   Discount rate                                                6.50%       6.25%       6.00%       6.00%
   Rate of increase in future compensation levels                N/A         N/A        3.00%       4.50%
   Expected long-term rate of return on plan assets             8.00%       8.00%       7.00%       8.00%



         The above 1999 amounts reflect the transfer of the pension liability and pension assets related to the Farrel Shaw Rubber Machinery asset purchase (see Note 2).

         The funded status under regulatory guidelines used to determine legally required minimum funding amounts will most likely vary from the funded status for U.S. accounting purposes and the funded status could vary significantly.

         The Company changed the domestic discount rate in 1999 and 1998 in response to current and projected interest rates. The Company recorded a minimum pension liability of $1,030,000 and $2,429,000 at December 31, 1999 and 1998, respectively. The Company has also recorded intangible assets of $57,000 and $70,000, the amounts allowable under FAS 87, at December 31, 1999 and 1998, respectively, which are included in Other Assets. The minimum liability in excess of the intangible asset has been recorded as comprehensive expense included in stockholders' equity, net of applicable income taxes. Comprehensive income was $1,399,000 in fiscal 1999 and comprehensive expense was $1,855,000 and $43,000 for fiscal 1998 and 1997, respectively (see Note 12).

         For foreign pension plans with accumulated obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $3.9 million, $3.8 million and $3.3 million, respectively, at December 31,1999.

         The Company has a domestic 401(k) retirement plan for salaried employees which includes matching and discretionary non-matching contributions by the Company. Approximately $112,000, $78,000 and $119,000 of Company contributions were expensed in fiscal 1999, 1998 and 1997, respectively.

POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS
-------------------------------------------

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


                                                                                Year ended
                                                                   12/31/99       12/31/98     12/31/97
                                                                   --------       --------     --------
                                                                              (In thousands)

         Service cost- benefits earned during the period              ---            ---          ---
         Interest cost on accumulated postretirement
           benefit obligation                                         $49            $81          $90
                                                                      ---            ---          ---
         Net periodic postretirement benefit costs                    $49            $81          $90
                                                                      ===            ===          ===

         The Company's non-pension postretirement benefit plans are not funded. The status of the plans are as follows:

                                                                   12/31/99     12/31/98
                                                                   --------     --------
                                                                       (In thousands)
    Accumulated postretirement benefit obligation:
         Beginning of the year                                      $1,248        $1,221
         Interest cost                                                  57            81
         Recognized actuarial (gain) loss                             (309)           69
         Benefits Paid                                                 (78)         (123)
                                                                      ----         -----
         End of the year                                               918         1,248
         Unrecognized actuarial (gain) loss                            220           (77)
                                                                       ---      --------
    Accrued postretirement benefit obligation                       $1,138        $1,171
                                                                    ======        ======

         The assumed discount rate used in determining the accumulated postretirement benefit obligation was 6.50% and 6.25% at December 31, 1999 and 1998, respectively. The change in assumptions did not have a material impact on the obligation or net periodic postretirement benefit cost. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.5% at December 31, 1999 and declines .5% per year to 5.5% by the year 2005 and remains at that level thereafter.

         The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:


                                                                                     1-Percentage-       1-Percentage-
                                                                                           Point             Point
                                                                                         Increase           Decrease
                                                                                     -------------------------------
                                                                                              (In thousands)
         Increase (decrease) in the interest cost components in 1999                        $4                $(4)
         Increase (decrease) in postretirement benefit obligation as of 1999               $72               $(68)

    NOTE 12 - ACCUMULATED COMPREHENSIVE INCOME (EXPENSE)

         The components of other comprehensive income (expense) are as follows:


                                                                Foreign
                                                                Currency             Minimum
                                                               Translation           Pension
                                                               Adjustments           Liability             Total
                                                               -----------           ---------             -----
                                                                                  (In thousands)

Balance at December 31, 1996                                           $232              ($276)               ($44)

Cumulative translation adjustment                                      (295)                 -                (295)

Minimum pension liability adjustment                                      -                (43)                (43)

Deferred taxes relating to minimum
  pension liability                                                       -                 16                  16
                                                                ------------       ------------         -----------
Balance at December 31, 1997                                            (63)              (303)               (366)

Cumulative translation adjustment                                        (1)                 -                  (1)

Minimum pension liability adjustment                                      -             (1,855)             (1,855)
Deferred taxes relating to minimum
  pension liability                                                       -                581                 581
                                                                ------------       ------------         -----------
Balance at December 31, 1998                                            (64)            (1,577)             (1,641)


Cumulative translation adjustment                                      (245)                -                 (245)

Minimum pension liability adjustment                                      -              1,399               1,399

Deferred taxes relating to minimum
  pension liability                                                       -               (435)               (435)
                                                                ------------       ------------         ----------
Balance at December 31, 1999                                          ($309)             ($613)              ($922)
                                                                ============       ============         ==========

    NOTE 13 - PROVISION FOR INCOME TAXES

         Pre-tax income and income taxes for the years ended December 31, 1999, 1998 and 1997 are as follows:


                                                                                      Year ended
                                                                        12/31/99       12/31/98        12/31/97
                                                                        --------       --------        --------
                                                                                    (In thousands)
    The domestic and foreign  components of
    income before income taxes are:
                           Domestic                                       $2,284         $3,325            $89
                           United Kingdom                                    591            498          1,995
                                                                             ---        -------          -----
                                                                          $2,875         $3,823         $2,084
                                                                          ======         ======         ======
    The provision/(benefit) for income taxes is:
                      Current:
                           United States                                    $825           $918           $101
                           United Kingdom                                    110              9            658
                           State                                             208             83             52
                                                                             ---         ------         ------
                                                                           1,143          1,010            811
                                                                           -----          -----         ------
                      Deferred:
                           United States                                     (49)           127            (50)
                           United Kingdom                                     47            171              7
                           State                                             (26)           238            (41)
                                                                           ------        ------         -------
                                                                             (28)           536            (84)
                                                                           ------       -------         -------
                                                                          $1,115         $1,546           $727
                                                                          ======         ======          =====

         Deferred tax liabilities/(assets) result from the following differences between financial reporting and tax accounting.

                                                                        12/31/99        12/31/98
                                                                        --------        --------
                                                                             (In thousands)
                Deferred tax liabilities:
                -------------------------
                Fixed Assets                                              $1,062         $1,396
                Pension                                                      562              -
                Inventory valuation                                           86             78
                Intangibles                                                  145            249
                                                                             ---        -------
                Total deferred tax liabilities                             1,855          1,723
                                                                           -----        -------
                Deferred tax assets:
                --------------------
                Non pension postretirement benefits                         (455)          (469)
                Installation and warranty cost accruals                     (334)          (190)
                Vacation reserve                                             (98)           (98)
                Bad debt reserve                                             (38)           (53)
                Pension                                                        -           (686)
                Redundancy reserve                                             -           (137)
                Other reserves                                              (114)          (343)
                Other                                                        (50)           (28)
                                                                        ---------       --------
                Total deferred tax assets                                 (1,089)        (2,004)
                                                                           ------        -------
                Net deferred tax liability (asset)                        $  766         $ (281)
                                                                          ======         =======

         Other current assets includes $550,000 and $769,000 of deferred tax assets at December 31, 1999 and 1998, respectively.

A reconciliation from statutory U.S. federal income taxes to the actual income taxes is as follows:


                                                                                     Year ended
                                                                       12/31/99       12/31/98        12/31/97
                                                                       --------       --------        --------
                                                                                   (In thousands)

    Statutory provision                                                  $978            $1,300           $709
    U.S.--U.K. rate differential                                          (44)              (20)           (57)
    State income taxes, net of federal benefit                            120               212              7
    Permanent differences                                                  75                79             98
    Other                                                                 (14)              (25)           (30)
                                                                     ---------         ---------       --------
    Actual provision                                                   $1,115            $1,546         $  727
                                                                       ======            ======         ======

    NOTE 14 - EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:


                                                                         Year             Year             Year
                                                                        ended            ended            ended
                                                                       12/31/99         12/31/98         12/31/97
                                                                       --------         --------         --------
                                                                           (In thousands, except share data)
Net income applicable to
  common stockholders                                                       $1,760           $2,277           $1,357
                                                                    ===============  ===============  ===============

Weighted average number of common
shares outstanding - Basic earnings per Share                            5,447,807        5,941,837        5,950,240

Effect of dilutive stock and
 purchase options                                                            6,195           24,539            1,403
                                                                    ---------------  ---------------  ---------------

Weighted average number of
common shares outstanding - Diluted earnings per share                   5,454,002        5,966,376        5,951,643
                                                                    ===============  ===============  ===============

Net income per share-basic                                                   $0.32            $0.38            $0.23
                                                                    ===============  ===============  ===============

Net income per share-diluted                                                 $0.32            $0.38            $0.23
                                                                    ===============  ===============  ===============

NOTE 15 - OTHER INCOME/(EXPENSE), NET

         For the year ended December 31, 1998, and 1997 other income/expense includes gains of approximately $0.3 million and $0.7 million, respectively, from the disposal of fixed assets.

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

         The following provides gross revenue by product and geographic area for the years ended December 31, 1999, 1998 and 1997:

                                                           (In Thousands)

     Sale by Product Line                            1999       1998       1997
     --------------------                            ----       ----       ----

     New Machines                                  $33,192    $56,057    $48,745
     Spares                                         18,981     20,206     19,735
     Repairs                                        20,620     21,154     16,493
     Other                                           1,261        619        409
                                                   -------    -------    -------
     Total                                         $74,054    $98,036    $85,382
                                                   =======    =======    =======

     Geographic Sales by Destination
     -------------------------------

     United States                                 $41,353    $51,274    $39,402
     United Kingdom                                  4,889      9,915      6,122
     Europe (excluding U.K.)                        15,805     21,310     12,952
     North America (excluding U.S.)                  2,766      3,099      1,456
     Asia                                            5,964      6,446     22,220
     Middle East                                       432      4,271      1,058
     Other                                           2,845      1,721      2,172
                                                   -------    -------    -------
          Total                                    $74,054    $98,036    $85,382
                                                   =======    =======    =======

         Sales for 1997 included sales to one customer located in Korea totaling $13 million. There were no other sales to a single customer which exceeded 10% of the Company's revenue for the years ended December 31, 1999 and 1998.

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

         Net sales to unaffiliated customers, operating income and assets of the U.S. and U.K. operations for the years ended December 31, 1999, 1998 and 1997 are as follows:


                                                                  United        United
                                                                  States        Kingdom      Consolidated
                                                                  ---------------------------------------
                                                                             (In  thousands)
    Year ended 12/31/99:
         Sales to unaffiliated Customers                         $47,970         $26,084        $74,054
         Operating income                                           $647            $640         $1,287
         Long-lived assets                                        $5,713          $8,704        $14,417
         Total assets                                            $24,451         $24,411        $48,862

    Year ended 12/31/98:
         Sales to unaffiliated Customers                         $57,387         $40,649        $98,036
         Operating income                                         $3,489          $1,133         $4,622
         Long-lived assets                                        $6,044          $8,948        $14,992
         Total assets                                            $29,006         $34,259        $63,265


    Year ended 12/31/97:
         Sales to unaffiliated Customers                         $60,594         $24,788        $85,382
         Operating income                                          $(310)         $1,945         $1,635
         Long-lived assets                                        $5,920         $13,357        $19,277
         Total assets                                            $26,411         $29,970        $56,381

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED):

         Summarized quarterly financial data for fiscal 1999 and 1998:




                                                                                  (In thousands except per share data)
                                                                                                 Quarter
                                                                        ----------------------------------------------------------
                                                                           First         Second          Third       Fourth
                                                                        ------------   ------------   ------------   -------------
FISCAL 1999

Net Sales                                                                   $13,294        $17,282        $20,091         $23,387
                                                                        ============   ============   ============   =============
Gross Margin                                                                 $2,404         $4,538         $6,165          $5,049
                                                                        ============   ============   ============   =============
Other income / (expense)                                                     $1,835            $73          ($174)          ($146)
                                                                        ============   ============   ============   =============
Net income/(loss)                                                             ($117)          $282         $1,096            $499
                                                                        ============   ============   ============   =============
Basic and diluted net income/(loss) per common share                         ($0.02)         $0.05          $0.20           $0.09
                                                                        ============   ============   ============   =============
Basic weighted average shares outstanding (000's)                             5,813          5,387          5,461           5,293
                                                                        ============   ============   ============   =============
Diluted weighted average shares outstanding (000's)                           5,813          5,392          5,461           5,293
                                                                        ============   ============   ============   =============

                                                                                                 Quarter

                                                                        ----------------------------------------------------------
                                                                           First         Second          Third           Fourth
                                                                        ------------   ------------   ------------   -------------
FISCAL 1998

Net Sales                                                                   $15,976        $24,954        $21,626         $35,480
                                                                        ============   ============   ============   =============
Gross Margin                                                                 $4,236         $6,100         $4,341          $8,095
                                                                        ============   ============   ============   =============
Other expense                                                                 ($234)         ($255)          ($64)          ($246)
                                                                        ============   ============   ============   =============
Net income/(loss)                                                              $110           $737          ($202)         $1,632
                                                                        ============   ============   ============   =============
Basic and diluted net income/(loss) per common share                          $0.02          $0.12         ($0.03)          $0.27
                                                                        ============   ============   ============   =============
Basic weighted average shares outstanding (000's)                             5,943          5,943          5,942           5,939
                                                                        ============   ============   ============   =============
Diluted weighted average shares outstanding (000's)                           5,983          5,947          5,942           5,944
                                                                        ============   ============   ============   =============


         In the fourth quarter of 1999, the Company finalized the accounting for the purchase of certain assets and the operations of Shaw, as more fully discussed in Note 2. This resulted in the reversal of $100,000 of goodwill amortization expensed in prior quarters. In addition, in the fourth quarter of 1999, the Company recorded an adjustment to write down the value of its U.K. inventory by approximately $1,000,000.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 1999 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 14, 2000.

ITEM 11 - EXECUTIVE COMPENSATION

         The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 1999 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 14, 2000.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 1999 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 14, 2000.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 1999 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 14, 2000. See also Notes to Consolidated Financial Statements, Note 4, appearing in Item 8 herein.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents Filed as Part of Form 10-K Page

      1.   Financial Statements

      Report of Independent Auditors.........................................17
      Consolidated Balance Sheets as of December 31,
       1999 and 1998.........................................................18
      Consolidated Statements of Income for the years
       ended December 31, 1999, 1998 and 1997................................19
      Consolidated Statements of Stockholders' Equity
       for the years ended December 31, 1999, 1998 and 1997..................20
      Consolidated Statements of Cash Flows for years
       ended December 31, 1999, 1998 and 1997................................21
      Notes to Consolidated Financial Statements........................22 - 38

      2.   Financial Statement Schedule

      Report of Independent Auditors on Financial Statement Schedule.........46
      Schedule II - Valuation and Qualifying Accounts........................47

      All other  schedules are omitted  because they are not applicable  or  the
      required   information  is shown  in the  financial  statements  or  notes thereto.

3. Exhibits                                                                Page
                                                                           ----
Exhibits
--------

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
                  Filed as an exhibit to the Registrants's Form
                  10K For the year ended December 31, 1998.                 N/A

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

Exhibit 10(b)     First  Amendment to Employment  Agreement
                  between  Rolf  K.  Liebergesell  and registrant
                  effective  as of December 1, 1997,  filed as an
                  exhibit  to the  Registrants  Form  10Q for the
                  quarter ended March 29, 1998.                             N/A

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

Exhibit 10(k)     Agreement  of Purchase and Sale of certain
                  property  located in Derby, CT between National
                  RE/sources   Acquisition,    LLC   and   Farrel
                  Corporation    dated   July   17,   1998,   and
                  reinstatement agreement dated October 15, 1998.
                  Filed as an  exhibit to the  Registrants's Form
                  10K for the year ended December 31, 1998.                 N/A

Exhibit 11        Statement   re:   Computation   of  per   share
                  earnings.                                                  35

Exhibit 21        Subsidiaries  -  Filed  as an  exhibit  to  the
                  Registrant's Registration Statement as Form S-1
                  (No.  33-43539)  and  incorporated   herein  by
                  reference.                                                N/A

Exhibit 23        Consent of Ernst & Young LLP                               48

Exhibit 27        Financial Data Schedule                                    49



  (b)  Reports on Form 8K.

No such reports were filed by the Company during the year ended December 31, 1999.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Farrel Corporation



                                                /s/ Walter C. Lazarcheck
                                                -----------------------------
                                                Walter C. Lazarcheck
                                                Vice President and Chief
                                                Financial Officer


                                                March 24, 2000
                                                -----------------------------
                                                Date

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                            Date
---------                        -----                            ----

/s/Rolf K. Liebergesell          Chief Executive Officer,         March 24, 2000
-------------------------        President and                    --------------
Rolf K. Liebergesell             Chairman of the Board


/s/Walter C. Lazarcheck          Vice President - Chief           March 24, 2000
-------------------------        Financial Officer                --------------
Walter C. Lazarcheck             (Chief Accounting Officer)


/s/Charles S. Jones              Director                         March 24, 2000
-------------------------                                         --------------
Charles S. Jones


/s/James A. Purdy                Director                         March 24, 2000
-------------------------                                         --------------
James A. Purdy


/s/Howard J. Aibel               Director                         March 24, 2000
-------------------------                                         --------------
Howard J. Aibel


/s/Glenn Angiolillo              Director                         March 24, 2000
-------------------------                                         --------------
Glenn Angiolillo


/s/Alberto Shaio                 Director                         March 24, 2000
-------------------------                                         --------------
Alberto Shaio

                        Report of Independent Auditors on
                    Consolidated Financial Statement Schedule


The Board of Directors and Stockholders
Farrel Corporation


We have audited the consolidated financial statements of Farrel Corporation as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 14, 2000 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule for the years ended December 31, 1999, 1998 and 1997 listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Stamford, Connecticut
February 14, 2000

                                                                     SCHEDULE II

                               FARREL CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS




COLUMN A                                       COLUMN B                COLUMN C                 COLUMN D         COLUMN E
-----------------------------------------  ----------------  -----------------------------  ----------------  --------------
                                                                               Charged
                                             Balance at       Charged to      (credited)
                                              beginning        costs and       to other                        Balance at
Name of Debtor                                of period        expenses      accounts (1)   Deductions (2)    end of period
-----------------------------------------  ----------------  --------------  -------------  ----------------  --------------
Year ended 12/31/97
-------------------
Allowance for doubtful
  receivables                                         $464            ($50)          ($8)            ($227)            $179
Reserve for excess and obsolete
  inventory items                                   $1,091            $208          ($23)            ($525)            $751
Accrued installation and warranty
  costs                                             $1,360          $2,182          ($25)          ($2,191)          $1,326

Year ended 12/31/98
-------------------
Allowance for doubtful
  receivables                                         $179            $261            ---            ($143)            $297
Reserve for excess and obsolete
  inventory items                                     $751            $916            $3             ($120)          $1,550
Accrued installation and warranty
  costs                                             $1,326          $2,282            $2           ($1,927)          $1,683

Year ended 12/31/99
-------------------
Allowance for doubtful
  receivables                                         $297            $163           ($4)            ($271)            $185
Reserve for excess and obsolete
  inventory items                                   $1,550            $106          ($21)            ($281)          $1,354
Accrued installation and warranty
  costs                                             $1,683          $1,426          ($30)          ($1,450)          $1,629


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