Form 10-Q
period 2000-04-02
FARREL CORP
filed 2000-05-16
CIK 34645

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended  April 2, 2000
                                -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------
Commission file number    0-19703
                      ------------------

                               Farrel Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                               22-2689245
--------------------------                              ------------------------

   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

                   25 Main Street, Ansonia, Connecticut,   06401
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                             OUTSTANDING AT May 9, 2000
--------------------------------------------------------------------------------

Common Stock (Voting), $.01 par value                     5,250,061
                                                     ------------------

                               Farrel Corporation
                               ------------------

                                      Index
                                      -----

                                                                            Page

Part I.   Financial Information
          ---------------------

          Consolidated Balance Sheets -
          April 2, 2000 and December 31, 1999                                  3

          Consolidated Statements of Operations -
          Three Months Ended April 2, 2000
            and April 4, 1999                                                  4

          Consolidated Statements of Cash Flows -
          Three Months ended April 2, 2000
            and April 4, 1999                                                  5

          Notes to Consolidated Financial Statements                       6 - 7

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             8 - 11

          Exhibit 11 - Computation of Earnings Per Share                      12

Part II.  Other Information                                                   13
          -----------------

                         Part I - Financial Information

                               FARREL CORPORATION
                               ------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        (In thousands, except share data)

                                                         April 2,   December 31,
                                                         --------   ------------
                                                           2000         1999
                                                         --------     --------
ASSETS                                                 (Unaudited)
Current Assets:
   Cash and cash equivalents .......................     $  7,496     $  6,069
   Accounts receivable, net of allowance for
      doubtful accounts of $179 and $185,
      respectively .................................        8,479       15,027
   Inventory .......................................       15,661       11,975
   Other current assets ............................        1,338        1,374
                                                         --------     --------
                 Total current assets ..............       32,974       34,445
   Property, plant and equipment - net
      of accumulated depreciation of $13,465 and
      $13,186, respectively ........................       10,435       10,995
   Prepaid pension costs ...........................        3,280        2,881
   Other assets ....................................          494          541
                                                         --------     --------
      Total assets .................................     $ 47,183     $ 48,862
                                                         ========     ========
LIABILITIES & STOCKHOLDERS' EQUITY
   Current Liabilities:
      Accounts payable .............................     $  6,907     $  7,837
      Accrued expenses & taxes .....................          928        2,157
      Advances from customers ......................        6,451        4,015
      Accrued installation & warranty costs ........        1,545        1,629
      Short - term debt ............................        1,273        1,292
                                                         --------     --------
      Total current liabilities ....................       17,104       16,930
   Long - term debt ................................        2,546        2,584
   Postretirement benefit obligation ...............        1,135        1,138
   Long term pension obligation ....................        1,026        1,030
   Deferred income taxes ...........................        1,369        1,316
   Commitments and contingencies ...................         --           --
                                                         --------     --------
      Total liabilities ............................       23,180       22,998
                                                         --------     --------
   Stockholders' equity:
      Preferred stock, par value $100, 1,000,000 ...         --           --
           shares authorized, no shares issued
      Common stock, par value $.01,
           10,000,000 shares authorized,
            6,142,106 shares issued ................           61           61
      Paid in capital ..............................       19,295       19,295
      Treasury stock, 892,045 shares at
           April 2, 2000 and December 31, 1999 .....       (2,513)      (2,513)
      Retained earnings ............................        8,253        9,943
      Accumulated other comprehensive expense ......       (1,093)        (922)
                                                         --------     --------
           Total stockholders' equity ..............       24,003       25,864
                                                         --------     --------
Total liabilities and stockholders' equity .........     $ 47,183     $ 48,862
                                                         ========     ========

           See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                               ------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                      (In thousands, except per share data)


                                                  Three Months Ended
                                                  ------------------
                                             April 2,           April 4,
                                               2000               1999
                                           -----------        -----------
                                           (unaudited)        (unaudited)

Net Sales ..........................       $    11,437        $    13,294

Cost of sales ......................             9,360             10,890
                                           -----------        -----------

Gross margin .......................             2,077              2,404

Operating expenses:

    Selling ........................             1,587              1,710

    General & administrative .......             2,122              2,222

    Research & development .........               437                383
                                           -----------        -----------

Total operating expenses ...........             4,146              4,315
                                           -----------        -----------

Operating loss .....................            (2,069)            (1,911)

Interest income ....................                85                235

Interest expense ...................               (72)              (176)

Gain from sale of real estate ......              --                1,879

Other expense, net .................              (110)              (103)
                                           -----------        -----------

Loss before income taxes ...........            (2,166)               (76)

Benefit (provision) for income taxes               686                (41)
                                           -----------        -----------

Net  loss ..........................       ($    1,480)       ($      117)
                                           ===========        ===========

Per share data:

Basic and Diluted net loss
    per common share ...............       ($     0.28)       ($     0.02)
                                           ===========        ===========
Average shares outstanding:
   Basic ...........................         5,250,061          5,812,676
                                           ===========        ===========
   Diluted .........................         5,250,061          5,812,676
                                           ===========        ===========
Dividends declared .................       $      0.04        $      0.16
                                           ===========        ===========


           See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                               ------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (In thousands)

                                                                 Three Months Ended
                                                                 ------------------
                                                               April 2,       April 4,
                                                               -------        -------
                                                                 2000          1999
                                                               -------        -------
                                                             (Unaudited)    (Unaudited)
Cash flows from operating activities:

  Net Income/(loss) ....................................       ($1,480)       ($  117)

  Adjustments to reconcile net (loss)/income to net
  cash provided by/(used in) operating activities:
    Gain on disposal of fixed assets ...................             0         (1,884)
    Depreciation and amortization ......................           521            519
    Decrease in accounts receivable ....................         6,477          8,016
    Increase in inventory ..............................        (3,642)        (2,743)
    Increase in prepaid pension costs ..................          (400)          --
    Decrease in accounts payable .......................          (876)        (5,072)
    Increase in customer advances ......................         2,451          1,367
    Decrease in accrued expenses & taxes ...............        (1,207)          (415)
    Decrease in accrued installation and warranty costs            (74)           (77)
    Increase/(decrease) in deferred income taxes .......            44             (5)
    Other ..............................................             7           (520)
                                                               -------        -------
    Total adjustments ..................................         3,301           (814)
                                                               -------        -------
    Net cash provided by/(used in) operating activities          1,821           (931)
                                                               -------        -------
Cash flows from investing activities:

    Proceeds from disposal of fixed assets .............          --            2,449
    Purchases of property, plant and equipment .........          (135)          (513)
                                                               -------        -------
    Net cash (used in)/provided by investing activities           (135)         1,936
Cash flows from financing activities:
    Proceeds from short-term borrowing, net ............          --              874
    Dividends paid .....................................          (210)          (951)
    Purchase of treasury stock .........................          --           (1,272)
                                                               -------        -------
    Net cash used by financing activities ..............          (210)        (1,349)
Effect of foreign currency exchange rate changes on cash           (49)           (30)
                                                               -------        -------
Net increase (decrease) in cash and cash equivalents ...         1,427           (374)
    Cash and cash equivalents - Beginning of period ....         6,069          5,786
                                                               -------        -------
    Cash and cash equivalents - End of period ..........       $ 7,496        $ 5,412
                                                               =======        =======

Income taxes paid ......................................       $    78        $ 1,057
                                                               =======        =======
Interest paid ..........................................       $     1        $     6
                                                               =======        =======


           See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the consolidated financial position of Farrel Corporation ("Farrel" or "the Company") as of April 2, 2000, and the consolidated results of its operations and cash flows for the three months ended April 2, 2000 and April 4, 1999. These results are not necessarily indicative of results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1999.

NOTE 2 - INVENTORY

         Inventory is comprised of the following:

                                              April 2,     December 31,
                                              --------     ------------
                                                2000          1999
                                              -------       -------
                                                  (In thousands)
         Stock and raw materials.......       $ 7,403       $ 7,934
         Work-in process ..............         8,258         4,041
                                              -------       -------
         Total ........................       $15,661       $11,975
                                              =======       =======

NOTE 3 -  COMPREHENSIVE INCOME (LOSS)

          The components of comprehensive loss, for the three-month periods ended are as follows:

                                                         April 2,       April 4,
                                                           2000           1999
                                                           ----           ----
                                                              (In thousands)
          Net loss ...............................       $(1,480)       $  (117)
          Foreign currency translation adjustments          (171)          (319)
                                                         -------        -------
          Comprehensive loss .....................       $(1,651)       $  (436)
                                                         =======        =======

          The components of accumulated other comprehensive expense, net of related tax, are as follows:

                                                       April 2,     December 31,
                                                         2000          1999
                                                         ----          ----
                                                           (In thousands)
          Minimum pension liability ..............     $  (613)      $  (613)
          Foreign currency translation adjustments        (480)         (309)
                                                       -------       -------
          Accumulated other comprehensive expense      $(1,093)      $  (922)
                                                       =======       =======


NOTE 4 -  SEGMENT INFORMATION

          The Company's operations are considered one operating segment. The Company's products consist of new machines, spares and repair related services. The Company's products and services are sold to commercial manufacturers in the plastic and rubber industries. The manufacturing, assembly and distribution of the Company's products are essentially the same.

NOTE 5 -  GAIN FROM SALE OF REAL ESTATE

          During January 1999, the Company completed the sale of excess real estate held for sale for $2.4 million. The Company recorded a gain of $1.9 million from the sale.

NOTE 6 -  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted effective January 1, 2001. The Statement provides a new method of accounting for derivatives and hedges. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial
Statements ("SAB 101"). SAB 101 contains the SEC staff's views in applying generally accepted accounting principles related to revenue recognition in financial statements. SAB 101 includes requirements for when shipments may be recorded as revenue when the terms of the sale include customer acceptance provisions or an obligation of the seller to install the product. The provisions of this bulletin are effective in the second quarter of 2000. The Company is reviewing the requirements of SAB 101 which could create a timing difference in when the Company recognizes revenue and has not yet determined the full impact of SAB 101 on its consolidated financial statements. The impact, however, could be material, on both a quarterly and annual basis, on the Company's statement of operations should the Company determine it needs to change its accounting for revenue recognition. Such a change could result in significant portions of its revenue being recognized in accounting periods significantly later than it historically would have been recognized.

PART I - ITEM 2 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATIONS

Safe Harbor Statements under Private Securities Litigation Reform Act of 1995
-----------------------------------------------------------------------------

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

Results of Operations
---------------------

Three  Months  Ended April 2, 2000  Compared To The Three  Months Ended April 4,
--------------------------------------------------------------------------------
1999
----

          Net sales for the three month period ended April 2, 2000, were $11.4 million compared to $13.3 million for the three month period ended April 4, 1999, a decrease of $1.9 million. The decrease in net sales is a result of continued weak market conditions faced by the Company. The timing of the Company's sales, particularly new machines sales, is highly dependent on when an order is received, the amount of lead-time from receipt of order to delivery and specific customer requirements. The Company operates in markets which are extremely competitive with cyclical demand. Many of our customers and markets operate at less than full capacity and the European and Far East markets are particularly competitive and are subject to local economic events.

          Orders received for the three month period ended April 2, 2000, were $11.0 million compared to $17.2 million for the three month period ended April 4, 1999. The decline in incoming orders is due to the weak market conditions faced by the Company.

          The Company's products are primarily supplied to manufacturers and represent capital commitments for new plants, expansion or modernization. In the case of major equipment orders, up to 12 months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may represent orders received in the current or previous periods during which economic conditions in various geographic markets of the world impact our level of order intake. Many of the Company's traditional customers and markets are operating with excess capacity thereby reducing the number of projects for plant expansion and modernization. The Company is experiencing increased pricing pressures from competitors in an overall smaller market. Further, the cyclical nature of industry demand and, therefore, the timing of order intake may effect the Company's quarterly results of operations. The
Company's ability to maintain and increase net sales depends upon a strengthening and stability in the Company's traditional markets and our ability to control costs to effectively compete in the current markets. There can be no assurance that the current level of orders will continue, that market conditions will not worsen, or that improvements in the Company's traditional markets will lead to increased orders for the Company's products.

          The level of backlog considered firm by management at April 2, 2000, was $28.3 million compared to $28.9 million at December 31, 1999, and $37.0 million at April 4, 1999. Firm backlog as of May 9, 2000, was $36.0 million.

          Gross margin for the three month period ended April 2, 2000, was $2.1 million compared to $2.4 million for the three month period ended April 4, 1999. The margin percentage of 18.2% for the three month period ended April 2, 2000, was approximately the same as the three month period ended April 4, 1999. The gross margin for the three month period ended April 2, 2000, reflects benefit of reduced manufacturing overheads as a result of the consolidation, completed in mid 1999, of the Company's U.K. operations from two facilities to one. These savings were offset by lower margins received on sales due to weak market conditions.

          Operating expenses for the three month period ended April 2, 2000, were $4.1 million compared to $4.3 million for the three month period ended April 4, 1999, a decrease of $0.2 million. The decrease is due to lower employee compensation and benefit costs.

          Interest expense for the three month period ended April 2, 2000, was $72,000 compared to $176,000 for the three month period ended April 4, 1999, a decrease of $104,000. The decrease is due to lower average borrowings.

          The Company provides for income taxes at the statutory rates in effect in each tax jurisdiction in which income is earned or losses are generated, adjusted for permanent differences in determining income for financial reporting and income tax purposes. The income tax rate for the three month period ended April 2, 2000, was 31.7%. For the three month period ended April 4, 1999, the Company recorded a consolidated tax provision as a result of earning taxable income in the United States, at a higher tax rate, and incurring losses in the United Kingdom at a lower tax rate. The effective tax rate varies among periods due to the change in the amount of income and losses generated in different tax jurisdictions.

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

          On January 19, 1999, the Company sold all of its Derby, Connecticut, real estate and facilities. By the terms of that sale, the purchaser committed to cooperate with Black & Decker in any additional investigation of the Derby property and any remediation of that property that might be required by the DEP. In addition, the Company has been named as an additional insured on a $5.0 million environmental policy obtained by the purchaser and the purchaser is obligated to name the Company as an additional insured on any and all other environmental insurance policies obtained by the purchaser related to the Derby property.

          On the basis of the preliminary data now available there is no reason to believe that any remediation activities which might be required as a result of the findings of the assessment will have a material effect upon the capital expenditures, results of operations, financial position or the competitive position of the Company. This forward looking statement could, however, be influenced by any findings of environmental contamination attributable to post-May 12, 1986 activities.

Liquidity and Capital Resources; Capital Expenditures
-----------------------------------------------------

          Working capital and the working capital ratio at April 2, 2000, were $15.9 million and 1.9 to 1, respectively, compared to $17.5 million and 2.0 to 1 at December 31, 1999, respectively. During the first quarter of 2000, the Company paid a dividend of $0.04 per share. The Company has also declared a dividend of $0.04 per share of common stock to be paid in the second quarter of 2000. The Company's ability to pay dividends in the future is generally limited under its credit facility described below to the aggregate of 25% of net income during the most recently completed four fiscal quarters after deducting (a) distributions previously made and (b) purchases by the Company of its common stock during the same period, without the consent of and/or waiver by the Company's bank. The Company has received a waiver from its bank with respect to the dividend declared in the second quarter of 2000.

          Due to the nature of the Company's business, many sales are of a large dollar amount. Consequently, the timing of recording such sales may cause the balances in accounts receivable and/or inventory to fluctuate dramatically between quarters and may result in significant fluctuations in cash provided by operations. Historically, the Company has not experienced significant problems regarding the collection of accounts receivable. The Company has also generally financed its operations with cash generated by operations, with progress payments from customers and with borrowings under its bank credit facilities. Management anticipates that its cash balances, operating cash flows and available credit line will be adequate to fund anticipated capital commitments and working capital requirements for at least the next twelve months. The Company made capital expenditures of $0.1 million and $0.5 million during the first quarters of fiscal 2000 and 1999, respectively.

          The Company has a worldwide multi-currency credit facility with a major U.S. bank. Interest varies based upon prevailing market interest. The facility contains combined limits on direct borrowings and letters of credit based upon stipulated percentages of accounts receivable, inventory and backlog. The facility also contains covenants specifying minimum and maximum operating thresholds for operating results and selected financial ratios. The agreement contains certain restrictions on the making of investments, on borrowings and on the sale of assets. At April 2, 2000, the maximum revolver borrowing and/or letter of credit issuance available under the facility to the Company and subsidiaries based upon the borrowing base formula was $13.7 million. There were $2.9 million and $3.8 million of letters of credit outstanding at April 2, 2000 and December 31, 1999, respectively. At April 2, 2000 and December 31, 1999, there were $3.8 million and $3.9 million, respectively, outstanding under the term loan portion of the facility.

          In fiscal 2000, new legal minimum funding guidelines for U.K. pension plans became effective in the U.K. These guidelines are significantly different than prior guidelines. As a result, the Company expects it will need to make approximately $950,000 of contributions to its U.K. pension plan in Fiscal 2000. Approximately $300,000 of contributions were made in the quarter ended April 2, 2000, with the remaining amount to be made in monthly payments throughout the remainder of the year. In recent years prior to fiscal 2000, the Company was not required to and did not make contributions to its U.K. pension plans.

Year 2000
---------

          The Company undertook a year 2000 readiness project to address the impact and risks related to the ability of the Company's computer hardware, computer programs, equipment with embedded computer chips and critical suppliers to operate and function properly during the transition to the year 2000 and thereafter.

          The Company has not experienced any significant operational problems related to the year 2000. The total amount expended, relating to the Company's internal information systems was approximately $1.0 million. Other expenses, primarily manufacturing and office equipment replacement and employee costs of the year 2000 readiness project were not material. During the first quarter of 2000, the Company applied software changes for year 2000 issues which occurred. The Company continues to monitor its operations for year 2000 issues.

Impact of Recently Issued Accounting Standards
----------------------------------------------

          In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted effective January 1, 2001. The Statement provides a new method of accounting for derivatives and hedges. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial
Statements ("SAB 101"). SAB 101 contains the SEC staff's views in applying generally accepted accounting principles related to revenue recognition in financial statements. SAB 101 includes requirements for when shipments may be recorded as revenue when the terms of the sale include customer acceptance provisions or an obligation of the seller to install the product. The provisions of this bulletin are effective in the second quarter of 2000. The Company is reviewing the requirements of SAB 101 which could create a timing difference in when the Company recognizes revenue and has not yet determined the full impact of SAB 101 on its consolidated financial statements. The impact, however, could be material, on both a quarterly and annual basis, on the Company's statement of operations should the Company determine it needs to change its accounting for revenue recognition. Such a change could result in significant portions of its revenue being recognized in accounting periods significantly later than it historically would have been recognized.

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

          The Company's cash equivalents and short-term investments and its outstanding debt bear variable interest rates. The rates are adjusted to market conditions. Changes in the market rate effects interest earned and paid by the Company. The Company does not use derivative instruments to offset the exposure to changes in interest rates. Changes in the interest rates related to these items are not expected to have a material impact on the Company's results of operations.

                                                                      Exhibit 11


                               FARREL CORPORATION
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                      (In thousands, except per share data)
                      -------------------------------------

                                                           Three Months Ended
                                                           ------------------
                                                       April 2,          April 4,
                                                         2000              1999
                                                      ---------        -----------

Net loss applicable to
   common stock ...............................       ($  1,480)       ($      117)
                                                      =========        ===========
Weighted average number of common
shares outstanding -  Basic earnings per share        5,250,061          5,812,676

Effect of dilutive stock and purchase  options             --                 --
                                                      ---------        -----------

Weighted average number of common
shares outstanding - Diluted earnings per share       5,250,061          5,812,676
                                                      =========        ===========

Net loss per common
 share - Basic ...............................       ($   0.28)       ($     0.02)
                                                      =========        ===========
  share - Fully diluted .......................      ($   0.28)       ($     0.02)
                                                      =========        ===========

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

                                          FARREL CORPORATION
                                          ------------------
                                          REGISTRANT


DATE:      May 16, 2000                   /s/ Rolf K. Liebergesell
           ---------------                ------------------------
                                          ROLF K. LIEBERGESELL
                                          CHIEF EXECUTIVE OFFICER, PRESIDENT
                                          AND CHAIRMAN OF THE BOARD





DATE:      May 16, 2000                   /s/ Walter C. Lazarcheck
           ---------------                -------------------------
                                          WALTER C. LAZARCHECK
                                          VICE PRESIDENT/CHIEF FINANCIAL OFFICER
                                          (CHIEF ACCOUNTING OFFICER)