Form 10-Q
period 2000-07-02
FARREL CORP
filed 2000-08-09
CIK 34645

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended  July 2, 2000
                               ---------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  ----------------------
Commission file number   0-19703
                       -----------

                               Farrel Corporation
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                        22-2689245
-------------------------------------                  ------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                             OUTSTANDING AT AUGUST 10, 2000
--------------------------------------------------------------------------------

Common Stock (Voting), $.01 par value                              5,250,061
                                                               -----------------

                               Farrel Corporation
                               ------------------

                                      Index
                                      -----

                                                                         Page
                                                                         ----

Part I.     Financial Information
            ---------------------

            Consolidated Balance Sheets -
            July 2, 2000 and December 31, 1999                       3

            Consolidated Statements of Operations -
            Three and Six Months Ended July 2, 2000
            and July 4, 1999                                         4

            Consolidated Statements of Cash Flows -
            Six Months ended July 2, 2000
            and July 4, 1999                                         5

            Notes to Consolidated Financial Statements               6

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      7

Part II.    Other Information                                       11
            -----------------

            Exhibit 11 - Computation of Earnings Per Share          12

                         Part I - Financial Information

                               FARREL CORPORATION
                               ------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        (In thousands, except share data)


                                                                         July 2,       December 31,
                                                                         -------       ------------
                                                                           2000            1999
                                                                           ----            ----
ASSETS .........................................................       (Unaudited)
Current Assets:
   Cash and cash equivalents ...................................        $  3,283         $  6,069
   Accounts receivable, net of allowance for
      doubtful accounts of $198 and $185
      respectively .............................................          11,274           15,027
   Inventory ...................................................          17,555           11,975
   Other current assets ........................................           1,179            1,374
                                                                        --------         --------
                 Total current assets ..........................          33,291           34,445
   Property, plant and equipment - net
      of accumulated depreciation of $13,571 and
      $13,186, respectively ....................................           9,875           10,995
   Prepaid pension costs .......................................           3,288            2,881
   Other assets ................................................             436              541
                                                                        --------         --------
      Total assets .............................................        $ 46,890         $ 48,862
                                                                        ========         ========
LIABILITIES & STOCKHOLDERS' EQUITY
   Current Liabilities:
      Accounts payable .........................................        $  6,687         $  7,837
      Accrued expenses & taxes .................................           1,168            2,157
      Advances from customers ..................................           7,690            4,015
      Accrued installation & warranty costs ....................           1,605            1,629
      Short - term debt ........................................           1,214            1,292
                                                                        --------         --------
      Total current liabilities ................................          18,364           16,930
   Long - term debt ............................................           1,821            2,584
   Postretirement benefit obligation ...........................           1,129            1,138
   Long-term pension obligation ................................           1,011            1,030
   Deferred income taxes .......................................           1,258            1,316
   Commitments and contingencies ...............................            --               --
                                                                        --------         --------
      Total liabilities ........................................          23,583           22,998
                                                                        --------         --------
   Stockholders' equity:
      Preferred stock, par value $100, 1,000,000 ...............            --               --
           shares authorized, no shares issued
      Common stock, par value $.01,
           10,000,000 shares authorized,
            6,142,106 shares issued ............................              61               61
      Paid in capital ..........................................          19,295           19,295
      Treasury stock, 892,045 shares at
           July 2, 2000 and December 31, 1999 ..................          (2,513)          (2,513)
      Retained earnings ........................................           8,095            9,943
      Accumulated other comprehensive expense ..................          (1,631)            (922)
                                                                        --------         --------
           Total stockholders' equity ..........................          23,307           25,864
                                                                        --------         --------
Total liabilities and stockholders' equity .....................        $ 46,890         $ 48,862
                                                                        ========         ========

           See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                               ------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                 (In thousands, except per share and share data)


                                                      Three Months Ended              Six Months Ended
                                                      ------------------              ----------------
                                                   July 2,         July 4,         July 2,         July 4,
                                                    2000            1999            2000            1999
                                                    ----            ----            ----            ----
                                                         (unaudited)                     (unaudited)
Net Sales ...................................   $    15,676     $    17,282     $    27,113     $    30,576

Cost of sales ...............................        11,372          12,744          20,732          23,634
                                                -----------     -----------     -----------     -----------
Gross margin ................................         4,304           4,538           6,381           6,942

Operating expenses:

    Selling .................................         1,912           1,673           3,499           3,383

    General & administrative ................         1,909           2,197           4,031           4,419

    Research & development ..................           412             385             849             768
                                                -----------     -----------     -----------     -----------
Total operating expenses ....................         4,233           4,255           8,379           8,570
                                                -----------     -----------     -----------     -----------

Operating income (loss) .....................            71             283          (1,998)         (1,628)

Interest income .............................            63              72             148             307

Interest expense ............................           (72)            (96)           (144)           (272)

Gain from sale of real estate ...............             0               0               0           1,879

Other income (expense), net .................            14              97             (96)             (6)
                                                -----------     -----------     -----------     -----------

Income (loss) before income taxes ...........            76             356          (2,090)            280

Provision (benefit) for income taxes ........            24              74            (662)            115
                                                -----------     -----------     -----------     -----------
Net income (loss) ...........................   $        52     $       282     ($    1,428)    $       165
                                                ===========     ===========     ===========     ===========
Per share data:
Basic and Diluted income (loss) per
  common share ..............................   $      0.01     $      0.05     ($     0.27)    $      0.03
                                                ===========     ===========     ===========     ===========
Average shares outstanding:
  Basic .....................................     5,250,061       5,386,586       5,250,061       5,603,086
                                                ===========     ===========     ===========     ===========
  Diluted ...................................     5,250,061       5,392,262       5,250,061       5,609,286
                                                ===========     ===========     ===========     ===========
Dividends declared per share ................   $      0.04            --       $      0.08     $      0.16
                                                ===========     ===========     ===========     ===========

           See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                               ------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (In thousands)

                                                                                 Six Months Ended
                                                                                 ----------------
                                                                             July 2,          July 4,
                                                                             -------          -------
                                                                               2000             1999
                                                                               ----             ----
                                                                            (Unaudited)      (Unaudited)
Cash flows from operating activities:
  Net Income (loss) ..................................................        ($1,428)        $   165
  Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
    Gain on disposal of fixed assets .................................              0          (1,944)
    Depreciation and amortization ....................................          1,037           1,135
    Decrease in accounts receivable ..................................          3,464           9,547
    (Increase) in inventory ..........................................         (5,846)         (3,730)
    (Increase) in prepaid pension costs ..............................           (621)              0
    (Decrease) in accounts payable ...................................           (934)         (7,060)
    (Decrease) increase in customer advances .........................          3,793          (1,674)
    (Decrease) in accrued expenses & taxes ...........................           (913)         (1,917)
    (Decrease) increase in accrued installation and warranty costs ...             20              (4)
    Increase (decrease) in deferred income taxes .....................            (49)            213
    Other ............................................................            245            (571)
                                                                              -------         -------
    Total adjustments ................................................            196          (6,005)
                                                                              -------         -------
    Net cash (used in) provided by operating activities ..............         (1,232)         (5,840)
                                                                              -------         -------
Cash flows from investing activities:

    Refund of Shaw asset purchase price ..............................              0           4,401
    Proceeds from disposal of fixed assets ...........................              0           2,610
    Purchases of property, plant and equipment .......................           (306)           (580)
                                                                              -------         -------
    Net cash (used in) provided by investing activities ..............           (306)          6,431
                                                                              -------         -------
Cash flows from financing activities:

    Repayment of long-term borrowings ................................           (629)           (644)
    Purchase of treasury stock .......................................              0          (1,272)
    Dividends paid ...................................................           (420)           (951)
                                                                              -------         -------
    Net cash (used in) by financing activities .......................         (1,049)         (2,867)
                                                                              -------         -------
Effect of foreign currency exchange rate changes on cash .............           (199)           (205)
                                                                              -------         -------
Net (decrease) in cash and cash equivalents ..........................         (2,786)         (2,481)
    Cash and cash equivalents - Beginning of period ..................          6,069           5,786
                                                                              -------         -------
    Cash and cash equivalents - End of period ........................        $ 3,283         $ 3,305
                                                                              =======         =======
Income taxes paid ....................................................        $    82         $ 1,082
                                                                              =======         =======
Interest paid ........................................................        $   139         $   192
                                                                              =======         =======

           See Accompanying Notes to Consolidated Financial Statements

                               Farrel Corporation
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the consolidated financial position of Farrel Corporation ("Farrel" or "the Company") as of July 2, 2000, and the consolidated results of its operations and cash flows for the three and six-month periods ended July 2, 2000 and July 4, 1999. These results are not necessarily indicative of results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1999.

Note 2 - Inventory

         Inventory is comprised of the following:       July 2,     December 31,
                                                         2000           1999
                                                         ----           ----
                                                            (In thousands)
         Stock and raw materials.................       $ 9,540       $ 7,934
         Work-in process.........................         8,015         4,041
                                                        -------       -------
         Total...................................       $17,555       $11,975
                                                        =======       =======

Note 3 - Comprehensive Income (Loss)

         The components of other comprehensive income (loss) are as follows:

                                                              Three Months                   Six Months
                                                              ------------                   ----------
                                                          July 2,        July 4,        July 2,        July 4,
                                                           2000           1999           2000           1999
                                                           ----           ----           ----           ----
                                                             (In thousands)                (In thousands)
      Net income (loss)..........................         $  52         $ 282           $(1,428)       $ 165
      Foreign currency translation adjustments...          (538)         (294)             (709)        (613)
                                                           -----         -----           -------        -----
      Other comprehensive (loss).................         $(486)        $ (12)          $(2,137)       $(448)
                                                           =====         =====           =======        =====

      The components of accumulated other comprehensive expense, net of related tax, are as follows:

                                                        July 2,     December 31,
                                                         2000          1999
                                                         ----          ----
                                                           (In thousands)
      Minimum pension liability..................       $  (613)      $(613)
      Foreign currency translation adjustments...        (1,018)       (309)
                                                         -------       -----
      Accumulated other comprehensive expense....       $(1,631)      $(922)
                                                         =======       =====

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

Results of Operations

Six Months Ended July  2, 2000 Compared To The Six Months Ended July 4, 1999

         Net sales for the six month period ended July 2, 2000, were $27.1 million compared to $30.6 million for the six month period ended July 4, 1999, a decrease of $3.5 million. The decrease in net sales is a result of lower new machine sales. The timing of the Company's sales, particularly new machines sales, is highly dependent on when an order is received, the amount of lead-time from receipt of order to delivery and specific customer requirements. The Company operates in markets which are extremely competitive with cyclical demand. Many of the Company's customers and markets operate at less than full capacity and the European and Far East markets are particularly competitive and are subject to local economic events.

         Orders received for the six month period ended July 2, 2000, were $33.7 million compared to $32.2 million for the six month period ended July 4, 1999.

         The Company's products are primarily supplied to manufacturers and represent capital commitments for new plants, expansion or modernization. In the case of major equipment orders, up to 12 months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may represent orders received in the current or previous periods during which economic conditions in various geographic markets of the world impact the Company's level of order intake. Many of the Company's traditional customers and markets are operating with excess capacity thereby reducing the number of projects for plant expansion and modernization. The Company is experiencing increased pricing pressures from competitors in an overall smaller market. These conditions are resulting in customer orders with lower margins. Further, the cyclical nature of industry demand and, therefore, the timing of order intake may effect the Company's quarterly results of operations. The
Company's ability to maintain and increase net sales depends upon a strengthening and stability in the Company's traditional markets and its ability to control costs to effectively compete in the current markets. There can be no assurance that the current level of orders will continue, that market conditions will not worsen, or that improvements in the Company's traditional markets will lead to increased orders for the Company's products.

         The level of backlog considered firm by management at July 2, 2000, was $35.1 million compared to $28.9 million at December 31, 1999, and $34.4 million at July 4, 1999. Firm backlog as of August 7, 2000, was $35.0 million.

         Gross margin for the six-month period ended July 2, 2000, was $6.4 million compared to $6.9 million for the six month period ended July 4, 1999, a decrease of $0.5 million. The decrease in gross margin is a result of lower sales. The margin percentage for the six-month period ended July 2, 2000, was

23.5%, compared to 22.7% for the six-month period ended July 4, 1999. The difference in margin percentage between periods is primarily due to changes in product mix sold.

         Operating expenses for the six month period ended July 2, 2000, were $8.4 million compared to $8.6 million for the six month period ended July 4, 1999, a decrease of $0.2 million. The decrease is due to lower employee compensation and benefit costs.

         Interest expense for the six month period ended July 2, 2000, was $0.1 million compared to $0.3 million for the six month period ended July 4, 1999, a decrease of $0.2 million. The decrease is due to lower average borrowings.

         The Company provides for income taxes at the statutory rates in effect in each tax jurisdiction in which income is earned or losses are generated, adjusted for permanent differences in determining income for financial reporting and income tax purposes. The effective income tax rate for the six month period ended July 2, 2000, was 31.7%. For the six month period ended July 4, 1999, the Company recorded a consolidated tax provision as a result of earning taxable income in the United States, at a higher tax rate, and incurring losses in the United Kingdom at a lower tax rate. The effective tax rate varies among periods due to the change in the amount of income and losses generated in different tax jurisdictions.

Results of Operations

Three Months Ended July 2, 2000 Compared To The Three Months Ended July 4, 1999

         Net sales for the three months ended July 2, 2000, were $15.7 million compared to $17.3 million for the three month period ended July 4, 1999, a decrease of $1.6 million. The decrease in net sales is a result of lower new machine sales.

         Orders received for the three month period ended July 2, 2000, were $22.7 million compared to $15.0 million for the three month period ended July 4, 1999.

         The Company's sales, orders and backlog levels varied when comparing the two quarters due to market conditions and the nature of the industry in which the Company operates, as more fully discussed in the results of operations for the six month period on page 7.

         Gross margin for the three month period ended July 2, 2000, was $4.3 million compared to $4.5 million for the three month period ended July 4, 1999, a decrease of $0.2 million. The decrease in gross margin is a result of lower sales. The margin percentage for the three month period ended July 2, 2000, was 27.5% compared to 26.3% for the three month period ended July 4, 1999. The difference in margin percentage between periods is primarily due to changes in product mix sold.

         Operating expenses for the three month period ended July 2, 2000, were $4.2 million compared to $4.3 million for the three month period ended July 4, 1999. Selling expenses were approximately $0.2 million higher in the three months ended July 2, 2000, compared to the three months ended July 4, 1999, due to tradeshow costs. General and administrative expenses were approximately $0.3 million lower in the three months ended July 2, 2000, compared to the three months ended July 4, 1999, due to lower employee compensation and benefit costs.

         Interest expense for the three month periods ended July 2, 2000, and July 4, 1999, was $0.1 million.

         The Company provides for income taxes at the statutory rates in effect in each tax jurisdiction in which income is earned or losses are generated, adjusted for permanent differences in determining income for financial reporting and income tax purposes. The effective income tax rate for the three month period ended July 2, 2000, was 31.6%. For the three month period ended July 4, 1999, the Company recorded a consolidated tax provision as a result of earning taxable income in the United States, at a higher tax rate, and incurring losses in the United Kingdom at a lower tax rate. The effective tax rate varies among periods due to the change in the amount of income and losses generated in different tax jurisdictions.

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

Liquidity and Capital Resources; Capital Expenditures

         Working capital and the working capital ratio at July 2, 2000, were $14.9 million and 1.8 to 1, respectively, compared to $17.5 million and 2.0 to 1 at December 31, 1999, respectively. During the first six months of 2000, the Company paid dividends of $0.08 per share. The Company's ability to pay dividends in the future is generally limited under its credit facility described below to the aggregate of 25% of net income during the most recently completed four fiscal quarters after deducting (a) distributions previously made and (b) purchases by the Company of its common stock during the same period, without the consent of and/or waiver by the Company's bank.

         Due to the nature of the Company's business, many sales are of a large dollar amount. Consequently, the timing of recording such sales may cause the balances in accounts receivable and/or inventory to fluctuate dramatically between quarters and may result in significant fluctuations in cash provided by operations. Historically, the Company has not experienced significant problems regarding the collection of accounts receivable. The Company has also generally financed its operations with cash generated by operations, with progress payments from customers and with borrowings under its bank credit facilities. Management anticipates that its cash balances, operating cash flows and available credit line will be adequate to fund anticipated capital commitments and working capital requirements for at least the next twelve months. The Company made capital expenditures of $0.3 million and $0.6 million during the first six months of fiscal 2000 and 1999, respectively.

         The Company has a worldwide multi-currency credit facility with a major U.S. bank. Interest varies based upon prevailing market interest. The facility contains combined limits on direct borrowings and letters of credit based upon stipulated percentages of accounts receivable, inventory and backlog. The facility also contains covenants specifying minimum and maximum operating thresholds for operating results and selected financial ratios. There can be no assurance that the Company will achieve the required thresholds in the future. The agreement contains certain restrictions on the making of investments, on borrowings and on the sale of assets. At July 2, 2000, the maximum revolver borrowing and/or letter of credit issuance available under the facility to the Company and subsidiaries based upon the borrowing base formula was $14.1 million. There were $3.4 million and $3.8 million of letters of credit outstanding at July 2, 2000 and December 31, 1999, respectively. At July 2, 2000 and December 31, 1999, there were $3.0 million and $3.9 million, respectively, outstanding under the term loan portion of the facility.

         In fiscal 2000, new legal minimum funding guidelines for U.K. pension plans became effective in the U.K. These guidelines are significantly different than prior guidelines. As a result, the Company expects it will need to make approximately $950,000 of contributions to its U.K. pension plan in Fiscal 2000. Approximately $536,000 of contributions were made in the six-month period ended July 2, 2000, with the remaining amount to be made in monthly payments throughout the remainder of the year. In recent years prior to fiscal 2000, the Company was not required to and did not make contributions to its U.K. pension plans.

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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 contains the SEC staff's views in applying generally accepted accounting principles related to revenue recognition in financial statements. SAB 101 includes requirements for when shipments may be recorded as revenue when the terms of the sale include customer acceptance provisions or an obligation of the seller to install the product. The provisions of this bulletin are effective in the fourth quarter of 2000. The Company is reviewing the requirements of SAB 101 which could create a timing difference in when the Company recognizes revenue and has not yet determined the full impact of SAB 101 on its consolidated financial statements. The impact, however, could be material, on both a quarterly and annual basis, on the Company's statement of operations should the Company determine it needs to change its accounting for revenue recognition. Such a change could result in significant portions of its revenue being recognized in accounting periods significantly later than it historically would have been recognized.

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

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings                                            N/A

ITEM 2 - Changes in Securities and Use of Proceeds                    N/A

ITEM 3 - Defaults Upon Senior Securities                              N/A

ITEM 4 - Submission of Matters to a Vote of Security Holders

               a)     Election of Directors

                      Howard J. Aibel
                            Votes for               4,619,003
                            Votes withheld            163,424

                      Rolf K. Liebergesell
                            Votes for               4,617,003
                            Votes withheld            165,424

                      James A. Purdy
                            Votes for               4,615,457
                            Votes withheld            166,970

               b) Ratification of the selection of Ernst & Young LLP as independent accountants for the Company for the fiscal year ending December 31, 2000.

                            Votes for               4,739,499
                            Votes against              41,528
                            Votes abstained             1,400

ITEM 5 - Other Information                                            N/A

ITEM 6 - Exhibits and Reports on Form 8-K

Exhibit 11   (Regulation S-K) Computation of Earnings Per Share       Attached

Exhibit 27   Financial Data Schedule                                  Attached

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

                                                                      Exhibit 11
                               FARREL CORPORATION
                               ------------------
                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
                 -----------------------------------------------
                 (In thousands, except per share and share data)
                 -----------------------------------------------

                                                                    Three Months Ended                 Six Months Ended
                                                            --------------------------------------------------------------------
                                                               July 2,           July 4,           July 2,           July 4,
                                                                 2000              1999             2000              1999
                                                                 ----              ----             ----              ----



Net income (loss) applicable to common stock...........                $52              $282          ($1,428)             $165
                                                            ===============   ===============   ==============    ==============
Weighted average number of common
shares outstanding -  Basic earnings per share.........          5,250,061         5,386,586        5,250,061         5,603,086

Effect of dilutive stock and purchase  options.........                  -             5,676                -             6,200
                                                            ---------------   ---------------   --------------    --------------

Weighted average number of common
shares outstanding - Diluted earnings per share........          5,250,061         5,392,262        5,250,061         5,609,286
                                                            ===============   ===============   ==============    ==============

Net income (loss) per common share
  Basic................................................              $0.01             $0.05           ($0.27)            $0.03
                                                            ===============   ===============   ==============    ==============
  Fully diluted........................................              $0.01             $0.05           ($0.27)            $0.03
                                                            ===============   ===============   ==============    ==============

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                            FARREL CORPORATION
                                            ------------------

                                            REGISTRANT


DATE:     8/9/00                            /s/ Rolf K. Liebergesell
       ------------                         ------------------------
                                            ROLF K. LIEBERGESELL
                                            CHIEF EXECUTIVE OFFICER, PRESIDENT
                                            AND CHAIRMAN OF THE BOARD





DATE:     8/9/00                            /s/ Walter C. Lazarcheck
       ------------                         ------------------------
                                            WALTER C. LAZARCHECK
                                            VICE PRESIDENT
                                            CHIEF FINANCIAL OFFICER
                                            (CHIEF ACCOUNTING OFFICER)