Form 10-Q
period 2000-10-01
FARREL CORP
filed 2000-11-13
CIK 34645

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended  October 1, 2000
                                --------------------------------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------
Commission file number    0-19703
                        -------------------

                               Farrel Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                         22-2689245
----------------------------------------              --------------------------

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

Yes  X      No
    ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
                      -------------------------------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                       OUTSTANDING AT NOVEMBER  10, 2000
--------------------------------------------------------------------------------

       Common Stock (Voting), $.01 par value                      5,250,061
                                                                  ---------

                               Farrel Corporation
                               ------------------

                                      Index
                                      -----

                                                                         Page
                                                                         ----

Part I.  Financial Information
         ---------------------

              Consolidated Balance Sheets -
              October 1, 2000 and December 31, 1999.......................  3

              Consolidated Statements of Operations -
              Three and Nine months ended October 1, 2000
              and October 3, 1999.........................................  4

              Consolidated Statements of Cash Flows -
              Nine months ended October 1, 2000
              and October 3, 1999.........................................  5

              Notes to Consolidated Financial Statement...................  6

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................  8



Part II.      Other Information........................................... 14

              Exhibit 11 - Computation of Earnings Per Share.............. 15

                         Part I - Financial Information

                               FARREL CORPORATION
                               ------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        (In thousands, except share data)

                                                                   October 1,   December 31,
                                                                   ----------   ------------
                                                                      2000          1999
                                                                      ----          ----
ASSETS                                                            (Unaudited)
Current Assets:
   Cash and cash equivalents ...................................    $    958     $  6,069
   Accounts receivable, net of allowance for
      doubtful accounts of $163 and $185,
      respectively .............................................      11,119       15,027
   Inventory ...................................................      14,852       11,975
   Other current assets ........................................       1,000        1,374
                                                                    --------     --------
                 Total current assets ..........................      27,929       34,445
   Property, plant and equipment - net
      of accumulated depreciation of $13,809 and
      $13,186, respectively ....................................       9,575       10,995
   Prepaid pension costs .......................................       3,342        2,881
   Other assets ................................................         389          541
                                                                    --------     --------
      Total assets .............................................    $ 41,235     $ 48,862
                                                                    ========     ========
LIABILITIES & STOCKHOLDERS' EQUITY
   Current Liabilities:
      Accounts payable .........................................    $  5,118     $  7,837
      Accrued expenses & taxes .................................         974        2,157
      Advances from customers ..................................       5,267        4,015
      Accrued installation & warranty costs ....................       1,289        1,629
      Short - term debt ........................................       1,180        1,292
                                                                    --------     --------
      Total current liabilities ................................      13,828       16,930
   Long - term debt ............................................       1,475        2,584
   Postretirement benefit obligation ...........................       1,123        1,138
   Long-term pension obligation ................................       1,003        1,030
   Deferred income taxes .......................................       1,290        1,316
   Commitments and contingencies ...............................        --           --
                                                                    --------     --------
      Total liabilities ........................................      18,719       22,998
                                                                    --------     --------
   Stockholders' equity:
      Preferred stock, par value $100, 1,000,000
           shares authorized, no shares issued .................        --           --
      Common stock, par value $.01,
           10,000,000 shares authorized,
            6,142,106 shares issued ............................          61           61
      Paid in capital ..........................................      19,295       19,295
      Treasury stock, 892,045 shares at
           October 1, 2000 and December 31, 1999 ...............      (2,513)      (2,513)
      Retained earnings ........................................       7,583        9,943
      Accumulated other comprehensive expense ..................      (1,910)        (922)
                                                                    --------     --------
           Total stockholders' equity ..........................      22,516       25,864
                                                                    --------     --------
      Total liabilities and stockholders' equity ...............    $ 41,235     $ 48,862
                                                                    ========     ========

           See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                               ------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                 (In thousands, except per share and share data)
                 -----------------------------------------------

                                                          Three Months Ended              Nine Months Ended
                                                          ------------------              -----------------
                                                      October 1,      October 3,      October 1,      October 3,
                                                         2000            1999            2000            1999
                                                         ----            ----            ----            ----
                                                             (unaudited)                     (unaudited)
Net Sales .......................................    $    16,887     $    20,091     $    44,000     $    50,667

Cost of sales ...................................         13,107          13,926          33,839          37,560
                                                     -----------     -----------     -----------     -----------

Gross margin ....................................          3,780           6,165          10,161          13,107

Operating expenses:

    Selling .....................................          1,670           1,689           5,169           5,072

    General & administrative ....................          1,982           2,210           6,013           6,629

    Research & development ......................            389             398           1,238           1,166
                                                     -----------     -----------     -----------     -----------

Total operating expenses ........................          4,041           4,297          12,420          12,867
                                                     -----------     -----------     -----------     -----------

Operating income (loss) .........................           (261)          1,868          (2,259)            240

Interest income .................................             37              34             185             341

Interest expense ................................            (64)            (92)           (208)           (364)

Gain from sale of real estate ...................           --              --              --             1,879

Other income (expense), net .....................            (76)           (116)           (172)           (122)
                                                     -----------     -----------     -----------     -----------

Income (loss) before income taxes ...............           (364)          1,694          (2,454)          1,974

Provision (benefit) for income taxes ............            (62)            598            (724)            713
                                                     -----------     -----------     -----------     -----------

Net income (loss) ...............................    ($      302)    $     1,096     ($    1,730)    $     1,261
                                                     ===========     ===========     ===========     ===========

Per share data:
Basic and Diluted  income (loss) per
  common share ..................................    ($     0.06)    $      0.20     ($     0.33)    $      0.23
                                                     ===========     ===========     ===========     ===========
Average shares outstanding:
  Basic .........................................      5,250,061       5,460,902       5,250,061       5,506,497
                                                     ===========     ===========     ===========     ===========
  Diluted .......................................      5,250,061       5,460,902       5,250,061       5,506,497
                                                     ===========     ===========     ===========     ===========
Dividends declared per share ....................    $      0.04     $      0.04     $      0.12     $      0.20
                                                     ===========     ===========     ===========     ===========

           See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                               ------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (In thousands)

                                                                            Nine Months Ended
                                                                            -----------------
                                                                         October 1,   October 3,
                                                                         ----------   ----------
                                                                            2000        1999
                                                                            ----        ----
                                                                        (Unaudited)  (Unaudited)
Cash flows from operating activities:

  Net Income (loss) ..................................................    ($1,730)    $ 1,261
  Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
    Loss/(gain) on disposal of fixed assets ..........................          8      (1,942)
    Depreciation and amortization ....................................      1,515       1,658
    Decrease in accounts receivable ..................................      3,517       7,152
    (Increase) in inventory ..........................................     (3,306)     (2,377)
    (Increase) in prepaid pension costs ..............................       (753)       --
    (Decrease) in accounts payable ...................................     (2,436)     (6,836)
    (Decrease) increase in customer advances .........................      1,410      (3,084)
    (Decrease) in accrued expenses & taxes ...........................     (1,081)     (1,674)
    (Decrease) increase in accrued installation and warranty costs ...       (290)        181
    Increase (decrease) in deferred income taxes .....................         (7)        181
    Other ............................................................        420        (286)
                                                                          -------     -------
    Total adjustments ................................................     (1,003)     (7,027)
                                                                          -------     -------
    Net cash (used in) provided by operating activities ..............     (2,733)     (5,766)
                                                                          -------     -------
Cash flows from investing activities:

    Refund of Shaw asset purchase price ..............................       --         4,405
    Proceeds from disposal of fixed assets ...........................          6       2,608
    Purchases of property, plant and equipment .......................       (605)       (835)
                                                                          -------     -------
    Net cash (used in) provided by investing activities ..............       (599)      6,178

Cash flows from financing activities:

    Repayment of long-term borrowings ................................       (930)       (647)
    Proceeds from short-term borrowings, net .........................       --         1,137
    Issuance of treasury stock .......................................       --             9
    Purchase of treasury stock .......................................       --        (1,511)
    Dividends paid ...................................................       (630)     (1,165)
                                                                          -------     -------
    Net cash (used in) provided by investing activities ..............     (1,560)     (2,177)
                                                                          -------     -------
Effect of foreign currency exchange rate changes on cash .............       (219)         19
                                                                          -------     -------
Net (decrease) in cash and cash equivalents ..........................     (5,111)     (1,746)
    Cash and cash equivalents - Beginning of period ..................      6,069       5,786
                                                                          -------     -------
    Cash and cash equivalents - End of period ........................    $   958     $ 4,040
                                                                          =======     =======
Income taxes paid ....................................................    $   210     $ 1,152
                                                                          =======     =======
Interest paid ........................................................    $   203     $   200
                                                                          =======     =======

           See Accompanying Notes to Consolidated Financial Statements

                               Farrel Corporation
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the consolidated financial position of Farrel Corporation ("Farrel" or "the Company") as of October 1, 2000, and the consolidated results of its operations and its cash flows for the three and nine-month periods ended October 1, 2000 and October 3, 1999. These results are not necessarily indicative of results to be expected for the full fiscal year. The statements should be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report and Form 10-K for the year ended December 31, 1999.

NOTE 2 - INVENTORY

         Inventory is comprised of the following:


                                                    October 1,      December 31,
                                                       2000             1999
                                                       ----             ----
                                                          (In thousands)
         Stock and raw materials............          $ 8,005         $ 7,934
         Work-in process....................            6,847           4,041
                                                      -------         -------
         Total..............................          $14,852         $11,975
                                                      =======         =======

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

         The components of other comprehensive income (loss) are as follows:


                                                           Three Months Ended                 Nine Months Ended
                                                         October 1,   October 3,           October 1,    October 3,
                                                            2000         1999                 2000          1999
                                                            ----         ----                 ----          ----
                                                              (In thousands)                    (In thousands)

         Net income (loss)...........................      $(302)       $1,096              $(1,730)       $1,261
         Foreign currency translation adjustments....       (279)          619                 (988)            6
                                                           ------       ------              --------       ------
         Other comprehensive income (loss)...........      $(581)       $1,715              $(2,718)       $1,267
                                                           ======       ======              =========      ======

         The components of accumulated other comprehensive expense, net of related tax, are as follows:

                                                      October 1,    December 31,
                                                         2000           1999
                                                         ----           ----
                                                           (In thousands)
         Minimum pension liability                     $ (613)        $ (613)
         Foreign currency translation adjustments      (1,297)          (309)
                                                       --------       -------
         Accumulated other comprehensive expense       $(1,910)       $ (922)
                                                       ========       =======

The foreign currency translation adjustment is a result of translating into US dollars the financial statements of the Company's UK subsidiary. Changes in the exchange rate between the US dollar and the British pound sterling generate the change in this balance. On December 31, 1999, one British pound sterling was equivalent to $1.61. On October 1, 2000, one British pound sterling was equivalent to $1.47.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED OCTOBER 1, 2000 COMPARED TO THE NINE MONTHS ENDED OCTOBER 3, 1999

         Net sales for the nine month period ended October 1, 2000 were $44.0 million compared to $50.7 million for the nine month period ended October 3, 1999, a decrease of $6.7 million. The decrease in net sales is primarily due to lower sales made by the Company's U.K. operations due to weak market conditions. The timing of the Company's sales, particularly new machines sales, is highly dependent on when an order is received, the amount of lead time from receipt of order to delivery and specific customer requirements. The Company operates in markets which are extremely competitive with cyclical demand. Many of the Company's customers and markets operate at less than full capacity and the European and Far East markets remain particularly competitive and are subject to local economic events.

         Orders received for the nine month period ended October 1, 2000 were $44.8 million compared to $51.8 million for the nine month period ended October 3, 1999.

         The Company's products are primarily supplied to manufacturers and represent capital commitments for new plants, expansion or modernization. In the case of major equipment orders, up to 12 months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may represent orders received in the current or previous periods during which time economic conditions in various geographic markets of the world impact the Company's level of order intake. Many of the Company's traditional customers and markets are operating with excess capacity thereby reducing the number of projects for plant expansion and modernization. The Company is experiencing increased pricing pressures from competitors in an overall smaller market. In addition, the decline in the value of the Euro versus the U.S. dollar and British pound sterling is increasing pricing pressures. These conditions are resulting in customer orders with lower margins. Further, the cyclical nature of industry demand and, therefore, the timing of order intake may affect the Company's quarterly results of operations. The Company's ability to maintain and increase net sales depends upon a strengthening and stability in the Company's traditional markets and its ability to control costs to effectively compete in its current markets. There can be no assurance that the current level of orders will continue, that market conditions will not worsen, or that improvements in the Company's traditional markets will lead to increased orders for the Company's products.

         The level of backlog considered firm by management at October 1, 2000 was $29.9 million compared to $28.9 million at December 31, 1999, and $34.2 million at October 3, 1999.

         Gross margin for the nine month period ended October 1, 2000 was $10.2 million compared to $13.1 million for the nine month period ended October 3, 1999 a decrease of $2.9 million. The decrease in gross margin is primarily due to lower sales. The margin percentage for the nine month period ended October 1, 2000, was 23.1% compared to 25.9% for the nine month period ended October 3, 1999. The decline in gross margin as a percent of sales is primarily due to changes in product mix.

         Operating expenses for the nine month period ended October 1, 2000 were $12.4 million compared to $12.9 million for the nine month period ended October 3, 1999, a decrease of $0.5 million. General and administrative expense decreased $0.6 million, primarily due to lower payroll and related expenses and lower professional fees.

         Interest expense for the nine month period ended October 1, 2000 was $0.2 million compared to $0.4 million for the nine month period ended October 3, 1999, a decrease of $0.2 million. The decrease is due to lower borrowings.

         The Company provides for income taxes in the jurisdictions in which it pays income taxes at the statutory rates in effect in each jurisdiction, adjusted for permanent differences in determining income for financial reporting and income tax purposes. The effective income tax rate was 29.5% for the nine month period ended October 1, 2000, compared to 36.1% for the nine month period ended October 3, 1999. The decline in the effective tax rate is a result of the change in the proportion of income (loss) generated in different taxing jurisdictions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 1, 2000 COMPARED TO THE THREE MONTHS ENDED OCTOBER 3, 1999

         Net sales for the three month period ended October 1, 2000 were $16.9 million compared to $20.1 million for the three month period ended October 3, 1999, a decrease of $3.2 million. Orders received for the three month period ended October 1, 2000 were $11.7 million compared to $19.6 million for the three month period ended October 3,1999.

         The Company's sales, orders and backlog levels varied when comparing the two quarters due to market conditions and the nature of the industry in which the company operates, as more fully discussed in the results of operations for the nine month period on page 8.

         Gross margin in the three month period ended October 1, 2000 was $3.8 million compared to $6.2 million for the three month period ended October 3, 1999, a decrease of $2.4 million. The decrease in gross margin is primarily due to lower sales. The margin percentage for the three month period ended October 1, 2000, was 22.4% compared to 30.7% for the three month period ended October 3, 1999. The decline in gross margin as a percent of sales is primarily due to changes in product mix.

         Operating expenses for the three month period ended October 1, 2000 were $4.0 million compared to $4.3 million for the three month period ended October 3, 1999, a decrease of $0.3 million.

The decline is primarily a result of lower general and administrative payroll and related expenses and lower professional fees.

         Interest expense for the three month periods ended October 1, 2000 and October 3, 1999, was $0.1 million.

         The Company provides for income taxes in the jurisdictions in which it pays income taxes at the statutory rates in effect in each jurisdiction adjusted for permanent differences in determining income for financial reporting and income tax purposes. The effective income tax rate for the three month period ended October 1, 2000, was 17% compared to 35.3% for the three month period ended October 3, 1999. The decline in the effective tax rate is a result of the change in the proportion of income (loss) generated in different taxing jurisdictions.

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

LIQUIDITY AND CAPITAL RESOURCES; CAPITAL EXPENDITURES

         Working capital and the working capital ratio at October 1, 2000 were $14.1 million and 2.0 to 1, respectively, compared to $17.5 million and 2.0 to 1 at December 31, 1999, respectively. During the nine months ended October 1, 2000, the Company paid dividends of $0.12 per share of common stock. The Company's ability to pay dividends in the future is generally limited under its credit facility described below to the aggregate of (a) 25% of net income during the most recently completed four fiscal quarters after deducting distributions previously made and (b) purchases by the Company of its common stock during the same period, without the consent of and/or waiver by the Company's bank. The Company has received waivers from its bank with respect to the dividends declared.

         Due to the nature of the Company's business, many sales are of a large dollar amount. Consequently, the timing of recording such sales may cause the balances in accounts receivable and/or inventory to fluctuate dramatically between quarters and may result in significant fluctuations in cash provided by operations. Historically, the Company has not experienced significant problems regarding the collection of accounts receivable. The Company has also generally financed its operations with cash generated by operations, progress payments from customers and borrowings under its bank credit facilities. Management anticipates that its cash balances, operating cash flows and available credit line will be adequate to fund anticipated capital commitments and working capital requirements for at least the next twelve months. The Company made capital expenditures of $0.6 million and $0.8 million during the nine month periods ended October 1, 2000 and October 3, 1999, respectively.

         The Company has a worldwide $14.5 million multi-currency revolving credit facility, as amended, with a major U.S. bank. The facility contains combined limits on direct borrowings and letters of credit issuances based upon stipulated percentages of accounts receivable, inventory and backlog. The facility also contains covenants specifying minimum and maximum operating thresholds for operating results and selected financial ratios. There can be no assurance that the Company will achieve the required thresholds in the future. The agreement contains certain restrictions on the making of investments, on borrowings and on the sale of assets. At October 1, 2000, the amount available to the Company and subsidiaries for additional revolver borrowing and/or letter of credit issuances beyond those already outstanding under the revolving credit facility was $8.2 million. There were $4.8 million and $3.8 million of letters of credit outstanding at October 1, 2000 and December 31, 1999, respectively. At October 1, 2000 and December 31, 1999, there were $2.7 million and $3.9 million, respectively, outstanding under a term loan.

         On May 7, 1999, the Company received a cash payment of $4.4 million representing settlement of its claim under the Profit Guaranty provision of the Asset Purchase Agreement for the purchase of the Francis Shaw Rubber Machinery Business.

         In fiscal 2000, new legal minimum funding guidelines for U.K. pension plans became effective in the U.K. These guidelines are significantly different than prior guidelines. As a result, the Company expects it will need to make approximately $950,000 of contributions to its U.K. pension plan in fiscal 2000. Approximately $750,000 of contributions were made in the nine-month period ended October 1, 2000, with the remaining amount to be made in monthly payments throughout the remainder of the year. In recent years prior to fiscal 2000, the Company was not required to and did not make contributions to its U.K. pension plans.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS ..........................................     None

ITEM 2 - CHANGES IN SECURITIES ......................................     N/A

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES ............................     N/A

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........     N/A

ITEM 5 - OTHER INFORMATION ..........................................     N/A

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 11 (Regulation S-K) Computation of Earnings Per Share .......   Attached

Exhibit 27 Financial Data Schedule ..................................   Attached

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

                                                                      Exhibit 11
                               FARREL CORPORATION
                               ------------------
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                 ----------------------------------------------
                 (In thousands, except per share and share data)
                 -----------------------------------------------


                                                            Three Months Ended           Nine Months Ended
                                                        --------------------------------------------------------
                                                          October 1,    October 3,    October 1,    October 3,
                                                             2000         1999          2000          1999
                                                             ----         ----          ----          ----



Net income (loss) applicable to common stock ......     ($      302)   $    1,096   ($    1,730)   $    1,261
                                                          =========     =========     =========     =========
Weighted average number of common
shares outstanding -  Basic earnings per share ....       5,250,061     5,460,902     5,250,061     5,506,497

Effect of dilutive stock and purchase  options ....           --            --           --             --
                                                          ---------    ----------     ---------     ---------
Weighted average number of common
shares outstanding - Diluted earnings per share ...       5,250,061     5,460,902     5,250,061     5,506,497
                                                          =========     =========     =========     =========
Net income (loss) per common share
  Basic ...........................................     ($   0.06)     $   0.20     ($   0.33)     $   0.23
                                                          =========     =========     =========     =========
  Fully diluted ...................................     ($   0.06)     $   0.20     ($   0.33)     $   0.23
                                                          =========     =========     =========     =========

                                   SIGNATURES
                                   ----------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                               FARREL CORPORATION
                               ------------------
                               REGISTRANT

DATE:  11/13/00                             /s/ Rolf K. Liebergesell
     -------------------------------       -----------------------------------
                                           ROLF K. LIEBERGESELL
                                           CHIEF EXECUTIVE OFFICER,
                                           PRESIDENT AND CHAIRMAN OF THE BOARD

DATE:  11/13/00                             /s/ Walter C. Lazarcheck
     -------------------------------       -----------------------------------
                                           WALTER C. LAZARCHECK
                                           VICE PRESIDENT AND CHIEF FINANCIAL
                                           OFFICER
                                           (CHIEF ACCOUNTING OFFICER)