Form 10-K
period 2000-12-31
FARREL CORP
filed 2001-04-02
CIK 34645

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended December 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]

For the transition period from                     to
                               -------------------    --------------

Commission file number              0-19703
                       ---------------------------------------------------------

                               FARREL CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     22-2689245
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)


  25 Main Street, Ansonia, Connecticut                      06401
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                (Zip code)

(Registrant's telephone number, including area code)       (203) 736-5500
                                                     --------------------------
Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
Securities registered pursuant to
   Section 12(g) of the Act:

 Common Stock $.01 Par Value                           NASDAQ
- --------------------------------------------------------------------------------
                                (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incor- porated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 28, 2001 was $1,899,780.

The number of shares outstanding of the registrant's common stock as of March 28, 2001 was 5,230,061 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 12, 2001 are incorporated by reference into Part III.

                    Exhibit Index Appears on Pages 42 and 43

                                     PART I

ITEM 1 - BUSINESS

General
- -------

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

Company Strategy
- ----------------

          The Company's business objectives are to increase market share in relatively slow-growth, cyclical markets by broadening its product range and continuing to strengthen its market position. The Company continues to pursue manufacturing cost reductions by continually reevaluating its current operating practices and by purchasing, rather than manufacturing, a significant number of equipment components and maintaining overhead and manpower levels in line with prevailing economic conditions. The Company has taken measures in the recent past to achieve these objectives by transferring U.S. parts manufacturing from Connecticut to its U.K. subsidiary and moving U.S. assembly operations from its Derby, Connecticut plant to its Ansonia, Connecticut facility.

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

Industry Overview
- -----------------

          The Company's products are used primarily by manufacturers of rubber and plastic materials and products. The rubber and plastics processing industries are global in nature and intensely competitive. Both industries are cyclical in nature, with capital equipment purchases characterized by long lead times between orders and shipments.

          In the rubber industry, the major users of the Company's machinery are tire manufacturers, custom compounders and manufacturers of rubber goods such as sheet products, molded products, automotive components, footwear and wire and cable. The Company considers the non-tire sector its primary market for growth opportunities. There are approximately 50 tire manufacturers in the world, six of which account for a majority of total worldwide tire production. Demand in the tire and rubber industry is influenced by, among other things, general economic conditions and the growth or decline in sales of automobiles and trucks as well as overall truck tonnage and mileage driven. The industry trend is to shift production capacities into low cost and emerging regions, creating potential opportunities in the future.

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

         Overall the Company is part of the capital goods industry. The capital goods industry in which the Company operates is cyclical in nature and is subject to significant changes in demand. Capital goods demand is influenced by many factors, including but not limited to, general economic conditions, factory capacity utilization and availability of financing. The Company can not predict when cyclical changes will occur or the extent that demand for its products will change as a result of cyclical changes. Since 1998, the Company's sales have declined significantly. In 1998, the Company's net sales were $98.3 million which compares to net sales of $64.2 million in 2000.

Products and Services
- ---------------------

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

          The following table illustrates the percentage breakdown of the Company's sales between new machines/related services and aftermarket business (spare parts, repairs and rebuild) in the last three fiscal years:

                                               Year       Year        Year
                                              ended      ended       ended
                                            12/31/00    12/31/99    12/31/98
                                            --------    --------    --------

New Machines/Related Services ........        45.1%       44.6%       57.0%
Aftermarket ..........................        54.9%       55.4%       43.0%
                                             -----       -----       -----
Total ................................       100.0%      100.0%      100.0%
                                             =====       =====       =====

          The Company does not publish a standard price list. Prices for the Company's new equipment are based upon a customer's specifications and/or production requirements. Unit prices for the Company's new equipment products range from approximately $50,000 to more than $4 million.

Customers and Marketing
- -----------------------

          The Company's principal customers are domestic and foreign manufacturers of rubber and plastic materials. The Company's customers often purchase significant equipment for new plants, plant expansion or plant modernization. Purchases by any single customer typically vary significantly from year to year according to each customer's capital equipment needs. As a result, the composition of the Company's customers may vary from one year to the next. The Company considers its operations to be one operating segment. The sales, manufacturing, assembly and distribution are essentially the same. Segment information for new equipment sales, aftermarket sales, geographic sales and operating results for fiscal 2000, 1999, and 1998 are reported in Note 16 to the Consolidated Financial Statements.

          The Company's products are sold primarily by its direct sales and support staff augmented by agents in certain countries. The Company's sales organization is headquartered in Ansonia, Connecticut and Rochdale, England. The Company has additional sales and service offices strategically located in the United States and Asia. In certain geographic areas outside the United States, sales are facilitated by independent representatives who assist employees of the Company.

Process Laboratory Services
- ---------------------------

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

Competition
- -----------

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

Backlog
- -------

          The Company's backlog of orders considered firm by management at December 31, 2000, 1999 and 1998 was approximately $28 million, $29 million and $33 million, respectively. Substantially all of the orders included in the December 31, 2000 backlog have contractual ship dates in fiscal 2001. Firm backlog at March 26, 2001 and March 27, 2000 was $29 million and $33 million, respectively.

Manufacturing
- -------------

          The Company's manufacturing facility in Rochdale, England provides the Company with fully integrated manufacturing capability including a complete range of machining and fabrication equipment used to produce proprietary components. Final assembly, product testing and quality control activities are performed by Company personnel in both the U.S. and U.K. The Company also has repair and rebuild operations in Ansonia, Connecticut; Deer Park, Texas; and Rochdale, England and contracts for such services in Australia and Singapore.

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

          The Company believes the Ansonia, Connecticut and Rochdale, England facilities provide the Company with the cost structure to maintain its competitive position.

Components and Raw Materials
- ----------------------------

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

Research and Development and Engineering
- ----------------------------------------

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

                                                   Year        Year       Year
                                                   ended       ended      ended
                                                 12/31/00    12/31/99   12/31/98
                                                 --------    --------   --------
                                                     (Dollars in thousands)
Research and development expense pertaining to
  new products or significant improvements to
  existing products ...........................   $1,580      $1,570      $1,485

All other product  development and engineering
  expenditures  related to ongoing refinements,
  improvements of existing products, and custom
  engineering .................................    3,224       3,580       3,700
                                                  ------      ------      ------

Total .........................................   $4,804      $5,150      $5,185
                                                  ======      ======      ======

Percent of net sales ..........................     7.5%        6.9%        5.3%

Patents and Trademarks
- ----------------------

          The Company possesses rights under a number of domestic and foreign patents and trademarks relating to its products and business. The Company holds approximately 197 patents which cover technology utilized in its products and currently has approximately 16 patent applications pending. The Company's patents have expiration dates ranging from 2001 through 2016. Although the Company believes that its patents provide some competitive advantage, the Company also depends upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive advantage.

          The Company considers the following trademarks to be material to its business: FARREL(R); BANBURY(R); INTERMIX(R); ST(TM); MVX(TM); CP-SERIES II(TM); FTX(TM); and TSS(TM).

Environmental
- -------------

          The Company and The Black & Decker Corporation ("Black & Decker") entered into a Settlement Agreement pursuant to which Black & Decker agreed to assume full responsibility for the investigation and remediation of any pre-May 12, 1986 environmental contamination at the Company's Ansonia and Derby facilities as required by the Connecticut Department of Environmental Protection ("DEP"). A preliminary environmental assessment of the Company's properties in Ansonia and Derby, Connecticut has been conducted by Black & Decker. Although this assessment is still being evaluated by the DEP, on the basis of the preliminary data available there is no reason to believe that any activities which might be required as a result of the findings of the assessment will have a material effect upon the capital expenditures, results of operations, financial position or the competitive position of the Company.

Employees
- ---------

          As of December 31, 2000, the Company had 376 employees compared to 432 employees at December 31, 1999. The workforce reduction is primarily a result of the Company's ongoing restructuring activities. Approximately 37 employees in the U.S. are covered by a collective bargaining agreement which expires on June 15, 2003. In the U.K., the Company is a party to non-binding national and local collective bargaining agreements with several U.K. unions which covers 66 employees.

ITEM 2 - PROPERTIES

          The following table sets forth certain information concerning the Company's principal facilities, all of which are owned by the Company.

       Location               Principal Use                      Approx. Sq. Ft.
- --------------------------------------------------------------------------------
Ansonia, Connecticut.....     Office, research, laboratory,             520,000
                              repair, rebuild, assembly and
                              storage

Deer Park, Texas.........     Repair and rebuild                          22,000
Rochdale, England........     Office, research, laboratory,              210,000
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

ITEM 3 - LEGAL PROCEEDINGS

          As of the date hereof, the Company is not aware of any contamination, other than any pre-May 12, 1986 contamination (as described in Part I, Item 1, Environmental), at any of its facilities which would require material environmental remediation costs.

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

              None.

                                     PART II

ITEM 5 - MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED  STOCKHOLDER
         MATTERS.

          (a) Price Range of Common Stock and Dividends

          The Company's Common Stock is traded over the counter and quoted on the NASDAQ Small Cap Market System under the symbol "FARL". The Company has received notification from NASDAQ that the Company's common stock has failed to maintain a minimum bid price of $1.00 for thirty (30) consecutive trading days as required by NASDAQ rules. Therefore, in accordance with the NASDAQ rules, the Company is provided until April 11, 2001, to regain compliance with this rule. If, prior to April 11, 2001, the bid price of the Company's common stock is at least $1.00 for a minimum of ten (10) consecutive trading days, NASDAQ's staff will determine if the Company complies with NASDAQ's Marketplace Rule 4310
(c)(8)(b). If the Company is unable to demonstrate compliance with such rule on or before April 11, 2001, NASDAQ will notify the Company that its common stock will be de-listed. As of March 28, 2001, the bid price for the Company's common stock has not been at least $1.00 for ten (10) consecutive trading days. The Company's management is considering measures to avoid de-listing. The following chart sets forth the high and low prices for the Common Stock and dividends declared for the last two fiscal years:

Fiscal 2000                   High       Low     Dividend
- -----------                   ----       ---     --------
First Quarter ..........      $2.22     $1.75     $0.04
Second Quarter .........      $1.87     $1.38     $0.04
Third Quarter ..........      $1.62     $1.25     $0.04
Fourth Quarter .........      $1.46     $0.69       --

Fiscal 1999                   High       Low     Dividend
- -----------                   ----       ---     --------
First Quarter ..........      $3.25     $1.88     $0.16
Second Quarter .........      $2.88     $2.00       --
Third Quarter ..........      $2.25     $1.63     $0.04
Fourth Quarter .........      $2.31     $1.31     $0.04



          (b) As of March 19, 2001 the approximate number of record holders of the Company's common stock was 1,100.

          (c)  Dividends

          The Company intends to pay quarterly cash dividends on its Common Stock as its Board of Directors deems appropriate, after consideration of the Company's operating results, financial condition, cash requirements, general business conditions, compliance with covenants in the credit facility (see Management's Discussion and Analysis of Liquidity and Capital Resources) and such other factors as the Board of Directors deems relevant. No cash dividends were declared for the quarters ended October 1, 2000 and December 31, 2000.

          (d) There were no sales or issuance's of the Company's equity shares that were not registered under the Securities Act.

ITEM 6 - Selected Consolidated Financial Data

                                                            Year        Year        Year         Year        Year
                                                           ended       ended       ended        ended       ended
                                                         12/31/00    12/31/99    12/31/98     12/31/97    12/31/96
                                                         --------    --------    --------     --------    --------
Statement of Operations Data:                                      (In thousands, except per share data)

Net sales (1) .......................................   $ 64,223     $ 74,455    $ 98,267     $ 85,550    $ 76,040
                                                        ========     ========    ========     ========    ========
Gross margin ........................................   $ 15,158     $ 18,156    $ 22,772     $ 17,711    $ 18,123
                                                        ========     ========    ========     ========    ========
   As a percent of net sales ........................       23.6%        24.4%       23.2%        20.7%       23.9%
                                                        ========     ========    ========     ========    ========
Operating income (loss) .............................   ($   837)    $  1,204    $  4,521     $  1,542    $    608
   Other income (expense), net (2) ..................       (129)       1,671        (698)         542        (128)
                                                        --------     --------    --------     --------    --------
Income (loss) before income taxes ...................       (966)       2,875       3,823        2,084         480
Provision  for income taxes .........................         17        1,115       1,546          727         154
                                                        --------     --------    --------     --------    --------
Net income (loss) ...................................   ($   983)    $  1,760    $  2,277     $  1,357    $    326
                                                        ========     ========    ========     ========    ========

Net income (loss) per share - Basic and Diluted .....   ($  0.19)    $   0.32    $   0.38     $   0.23    $   0.05
                                                        ========     ========    ========     ========    ========
Dividends per share of Common Stock .................   $   0.12     $   0.24    $   0.08     $   0.64    $   0.06
                                                        ========     ========    ========     ========    ========
Weighted  Average Shares Outstanding - Basic (000's)       5,249        5,448       5,942        5,950       5,970
                                                        ========     ========    ========     ========    ========
Weighted Average Shares Outstanding - Diluted (000's)      5,249        5,454       5,966        5,951       5,972
                                                        ========     ========    ========     ========    ========

Balance Sheet Data:

   Current assets ...................................   $ 30,581     $ 34,445    $ 48,273     $ 37,104    $ 40,187
   Current liabilities ..............................   $ 16,277     $ 16,930    $ 28,893     $ 23,286    $ 19,841
   Working capital ratio ............................        1.9          2.0         1.7          1.6         2.0
   Total assets .....................................   $ 43,932     $ 48,862    $ 63,265     $ 56,381    $ 50,731
   Long-term debt ...................................   $  1,194     $  2,584    $  3,983     $  5,283    $    214
   Stockholders' equity .............................   $ 23,963     $ 25,864    $ 26,301     $ 25,782    $ 28,553

Other Data:

   Backlog ..........................................   $ 27,680     $ 28,929    $ 33,269     $ 46,554    $ 50,225


(1) Restated to reflect the adoption of Emerging Issues Task Force consensus Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". The restatement has resulted in an increase to net sales of $401,000, $231,000, $168,000 and $204,000 in 1999, 1998, 1997 and 1996, respectively. In addition, in each of these years, costs of sales has been increased by the same corresponding amount.

(2)  1999 Other Income includes $1.9 million gain from the sale of real estate.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statements under Private Securities Litigation Reform Act of 1995
- -----------------------------------------------------------------------------

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

Fiscal 2000 Compared to Fiscal 1999
- -----------------------------------

          Net sales in 2000 and 1999 were $64.2 million and $74.4 million, respectively, a decrease of $10.2 million. The decrease in net sales is primarily due to lower sales in the European markets resulting from weak demand and the detrimental effect of the strength of the US dollar and British Pound Sterling versus the Euro. The weakness of the Euro provides substantial advantages to our competitors located in the Euro-zone. The timing of the Company's sales, particularly sales of new machines, is highly dependent on when an order is received, the amount of lead-time from receipt of order to delivery and specific customer requirements. The Company operates in markets that are extremely competitive with cyclical demand. Many of our customers and markets operate at less than full capacity and certain markets remain particularly competitive and are subject to local economic conditions.

          The Company received $62.7 million in orders in 2000 compared to $70.0 million for 1999. The decrease is primarily due to lower new machine orders received in North America offset to some extent by increased new machine orders received in the European markets.

          The Company's products are primarily supplied to manufacturers and represent capital commitments for new plants, expansion or modernization. In the case of major equipment orders, up to twelve months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may represent orders received in the current or previous periods during which time economic conditions in various geographic markets of the world impact our level of order intake. Many of the Company's traditional customers and markets are operating with excess capacity thereby reducing the number of projects for plant expansion and modernization. The Company is experiencing increased pricing pressures from our competitors in an overall smaller market. In addition, the decline in the value of the Euro versus the US dollar and British pound sterling has increased pricing pressures. These conditions are resulting in customer orders with lower margins and lost business. Further, the cyclical nature of industry demand and, therefore, the timing of order intake may effect the Company's quarterly results in the current and future fiscal quarters. The Company's ability to maintain and increase net sales depends upon a strengthening and stability in the Company's traditional markets and our ability to control costs to effectively compete in the current market. There can be no assurance that the level of orders experienced in 2000 will continue, that market conditions will not worsen, or that improvements in the Company's traditional markets will lead to increased orders for the Company's products.

          Gross margin in 2000 was $15.2 million compared to $18.2 million for 1999, a decrease of $3.0 million. The margin percentage decreased to 23.6% from 24.4%. The decrease in comparative periods margin as a percent of sales is primarily attributed to changes in product mix, competitive pricing pressures and higher warranty costs. New machine shipments in 1999 included more Compact Processing machines which tend to have higher margins than other new machines.

          Operating expenses in 2000 were $16.0 million compared to $17.0 million in 1999, a decrease of $1.0 million. Approximately half the decrease is due to lower employee compensation and related benefit costs with the remaining decline due to small decreases in numerous expenses.

          During 2000, the Company incurred $326,000 of severance payments related to headcount reductions, predominately in the Company's UK operations. Of these payments, $77,000 was charged to cost of sales and $249,000 was charged to selling, general and administrative expenses.

          Interest expense in 2000 was $0.3 million compared to $0.4 million in 1999. The decrease is due to lower average borrowings. Interest income in 2000 was $0.2 million compared to $0.4 million in 1999. The decrease is due to lower average cash balances available for investment.

          Net other expense in 2000 and 1999 was $0.1 million.

          The Company provides for income taxes in the jurisdictions in which it pays income taxes at the statutory rates in effect in each jurisdiction, adjusted for differences in providing for income taxes between financial reporting and income tax purposes. The provision for income taxes is comprised of $498,000 of income tax expense related to pretax income generated by the Company's U.S. operations offset by a $481,000 income tax benefit related to a pre-tax loss generated by the Company's UK operations.

Fiscal 1999 Compared to Fiscal 1998
- -----------------------------------

          Net sales in 1999 and 1998 were $74.4 million and $98.3 million, respectively, a decrease of $23.9 million. The decrease in net sales is due in part to lower sales of new machines in the European markets resulting from weak market demand. The timing of the Company's sales, particularly sales of new machines, is highly dependent on when an order is received, the amount of lead-time from receipt of order to delivery and specific customer requirements. The Company operates in markets that are extremely competitive with cyclical demand. Many of our customers and markets operate at less than full capacity and certain markets remain particularly competitive and are subject to local economic conditions.

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

          Gross margin in 1999 was $18.2 million compared to $22.8 million for 1998, a decrease of $4.6 million. The margin percentage increased to 24.4% from 23.2%. The increase in comparative periods margin as a percent of sales is primarily attributed to lower manufacturing overheads resulting from the consolidation of the U.K. operations from two facilities to one, which was completed in the first six months of 1999, and to changes in product mix. Shipments for 1999 compared to 1998 shipments include a higher proportion of aftermarket and spare parts, rebuild and repair sales, which generate higher margins than new machine sales.

          Operating  expenses  in 1999  were  $17.0  million  compared  to $18.3 million in 1998, a decrease of $1.3 million. Selling expense decreased approximately $1.1 due to lower trade show and exhibition expenses and employee compensation and related benefit costs. General and administrative expenses decreased approximately $0.3 million primarily due to lower employee compensation and related benefit costs.

          Interest expense for 1999 was $0.4 million compared to $1.1 million for 1998. The decrease is due to lower average borrowings.

          Net other expense in 1999 was $143,000 compared to $102,000 for 1998. The gain from the sale of real estate was excess property in Derby CT, which was disposed of in January 1999.

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

Material Contingencies
- ----------------------

          As described in Part I, Item 1, Environmental, on the basis of the preliminary data now available there is no reason to believe that any remediation activities which might be required by the DEP as a result of the findings of the assessment at the Ansonia and Derby, Connecticut facilities will have a material effect upon the capital expenditures, results of operations, financial position or the competitive position of the Company. This forward looking statement could, however, be influenced by any findings of environmental contamination attributable to post-May 12, 1986 activities, the results of any further investigation which the DEP might require, by DEP's conclusions and requirements based upon its review of complete information when such is available, unanticipated discoveries, the possibility that new or different environmental laws might be adopted and the possibility that further regulatory review or litigation might become necessary or appropriate.

Orders and Backlog
- ------------------

          Orders received by the Company during 2000 decreased approximately $7.3 million, or approximately 10.4%, to approximately $62.7 million compared to $70.0 million in fiscal 1999. The decrease is primarily in the North American market and is a result of weak market demand.

          The Company's products are primarily supplied to manufacturers and represent capital commitment for new plants, expansion or modernization. In the case of major equipment orders, up to twelve months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may represent orders received in the current or previous periods during which economic conditions in various geographic markets of the world impact our level of order intake. Many of the Company's customers and markets are operating with excess capacity thereby reducing the number of projects in our traditional markets for plant expansion and modernization. The Company is experiencing increased pricing pressures from our competitors in an overall smaller market. In addition, the decline in the value of the Euro versus the US dollar and British pound sterling has increased pricing pressures. These conditions are resulting in customer orders with lower margins and lost orders. Further, the cyclical nature of industry demand and, therefore, the timing of order intake may effect the Company's quarterly results in the current and future fiscal quarters. The Company's ability to maintain and increase net sales depends upon a strengthening and stability in the Company's traditional markets and our ability to control costs to effectively compete in the current market. There can be no assurance that the level of orders experienced in 2000 will continue, that market conditions will not worsen, or that improvements in the Company's traditional markets will lead to increased orders for the Company's products.

          The level of backlog considered firm by management at December 31, 2000 and 1999 is $27.7 million and $28.9 million, respectively. The contractual ship dates for substantially all of the December 31, 2000 backlog is in 2001. The backlog at March 26, 2001 and March 27, 2000 was $29.0 million and $33.0 million, respectively.

Liquidity and Capital Resources; Capital Expenditures
- -----------------------------------------------------

          Working capital and the working capital ratio at December 31, 2000 were $14.3 million and 1.88 to 1.0, respectively, compared to $17.5 million and
2.0 to 1.0 at December 31, 1999, respectively. During the year ended December 31, 2000 the Company paid dividends of $0.12 per share. The Company's ability to pay dividends in the future is limited under the credit facility described below to the aggregate of (a) 25% of net income during the most recently completed four fiscal quarters after deducting distributions previously made and (b) purchases by the Company of its common stock during the same period.

          During 1999, the Company extended its discretionary open market stock repurchase program, increasing the amount to be used to repurchase common stock by $2.5 million to $4,750,000. During 2000 and 1999 the Company has repurchased 20,000 and 694,300 shares of common stock, respectively, at varying times and in varying amounts totaling approximately $16,000 and $1.5 million, respectively. The repurchased shares are held in treasury (See Note 10 to the Consolidated Financial Statements).

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

          For some time the Company has been contemplating supplementing its current banking arrangement with a new or second bank and is continuing discussions on this matter. The Company has a worldwide multi-currency credit facility with a major U.S. bank, as amended on March 28, 2001, consisting of a $7.5 million revolving credit facility for direct borrowings and letters of credit, a (pound)3.0 million foreign exchange contracts facility and a term note. Interest varies based upon prevailing market rates. The facility contains combined limits on direct borrowings and letters of credit based upon stipulated percentages of accounts receivable, inventory and backlog. The facility also contains covenants specifying minimum and maximum operating thresholds for operating results and selected financial ratios. The agreement contains certain restrictions on the making of investments, on borrowings and on the sale of assets. Under the facility, there were $4.9 million and $3.8 million of letters of credit outstanding at December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, there was $2.4 million and $3.9 million outstanding under the term loan, respectively. The term loan is payable in equal quarterly payments of (pound)200,000 (approximately $294,000) through December 31, 2002. The revolving credit facility expires February 15, 2002.

          Management anticipates that its cash balances, operating cash flows and the credit line will be adequate to fund its anticipated capital commitments and working capital requirements for at least the next twelve months. The Company made capital expenditures of approximately $1.1 million during fiscal 2000 and 1999.

          In fiscal 2000, new legal minimum funding guidelines for pension plans became effective in the U.K. which are significantly different than the prior guidelines. Based upon the new guidelines the Company is required to make significant cash contributions to the Company's U.K. pension plan even though pension obligations are overfunded under U.S. generally accepted accounting principles. Prior to 2000, the Company has not been required to make substantial contributions to the U.K. pension plans. In 2000, the Company contributed approximately $946,000 to the U.K. pension plan. The Company anticipates contributions in 2001 to the U.K. pension plan to be approximately the same as 2000.

          The Company manufactures and assembles its products in the U.K., assembles its products in the U.S. and sells its products in the U.S., U.K. and other foreign markets. The Company's financial position and results are affected by changes in foreign currency exchange rates in the foreign markets in which its operates. When the value of the U.S. dollar or U.K. sterling strengthens against other currencies, the value of the transaction in the foreign currency decreases. The Company, from time to time, enters into foreign exchange forward contracts to hedge foreign currency transactions. Foreign currency transactions generally are for periods of no more than twelve months. In addition, the Company maintains foreign currency bank accounts in other currencies in which it regularly transacts business.

          The Company's interest income and expense are sensitive to changes in the market level of interest rates. The changes in interest rates earned on the Company's cash equivalents and short term investments as well as interest paid on its debt are variable and are adjusted to market conditions.

EURO Conversion
- ---------------

          On January 1, 1999, the European Economic and Monetary Union (EMU) entered into a three-year transition phase during which a common currency, the "EURO" was introduced in participating countries. The Company does not have operations in the participating countries and the conversion to the EURO is not expected to have a material impact on the Company's financial position, results of operations or cash flows, except as it relates to the previously described competitive price disadvantages due to the relative weakness of the Euro versus the U.S. dollar and British Pound Sterling.

Impact of Recently Issued Accounting Standards
- ----------------------------------------------

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

          In the fourth quarter of 2000, the Company was required to adopt the Emerging Issues Task Force Consensus Issue 00-10 "Accounting for Shipping and Handling Fees and Costs" ("EITF00-10"), and SEC Staff Accounting Bulletin 101 "Revenue Recognition" ("SAB-101"). As a result of EITF00-10, prior year financial statements have been restated to reflect as revenue, amounts received from customers as reimbursement for freight costs paid by the Company on their behalf. Such reimbursement had previously been reflected as a reduction to the related expenses. The adoption of SAB-101 did not have a material impact on the annual financial statements but it did result in changes in the timing of when certain revenues were recognized within a fiscal year. See Note 17 to the Consolidated Financial Statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is exposed to market risk from changes in foreign currency and interest rates. The Company manufactures many of its products and components in the United Kingdom and purchases many components in foreign markets. Approximately 50% of the Company's revenues are generated from foreign markets. The Company manages its risk to foreign currency rate changes by maintaining foreign currency bank accounts in currencies which it regularly transacts business and the use of foreign exchange forward contracts. The Company, from time to time, enters into foreign exchange forward contracts to hedge foreign currency transactions. These derivative instruments usually involve little complexity and are generally for periods of less than twelve months. The Company does not enter into derivative contracts for trading in speculative purposes. The amount of foreign exchange forward contracts are not considered material to the Company's financial position or its operations.

          The Company's cash equivalents and short-term investments and its outstanding debt bear variable interest rates. The rates are adjusted to market conditions. Changes in the market rate effects interest earned and paid by the Company. The Company does not use derivative instruments to offset the exposure to changes in interest rates. Changes in these interest rates are not expected to have a material impact on the Company's results of operations.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               FARREL CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page

Report of Independent Auditors................................................16

Financial Statements:

Consolidated Balance Sheets as of December 31, 2000 and 1999..................17

Consolidated Statements of Operations for the years ended
   December 31, 2000, 1999, and 1998 .........................................18

Consolidated Statements of Stockholders' Equity for the
   years ended December 31, 2000, 1999 and 1998...............................19

Consolidated Statements of Cash Flows for the years
   ended December 31, 2000, 1999 and 1998.....................................20

Notes to Consolidated Financial Statements.................................21-38

                         Report of Independent Auditors

The Board of Directors and Stockholders
Farrel Corporation

We have audited the accompanying consolidated balance sheets of Farrel Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farrel Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                           Ernst & Young LLP

Stamford, Connecticut
February 15, 2001

Except for Note 8,
as to which the
date is March 28, 2001

                               FARREL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)



                                                           12/31/00    12/31/99
                                                           --------    --------
   ASSETS
Current Assets:

  Cash and cash equivalents ............................   $  2,486    $  6,069
  Accounts receivable, net of allowance for doubtful
   accounts of $139 and $185, respectively .............     13,607      15,027
  Inventory ............................................     12,411      11,975
  Deferred income taxes ................................        793         550
  Other current assets .................................      1,284         824
                                                           --------    --------
    Total current assets ...............................     30,581      34,445
Property, plant and equipment, net of accumulated
  depreciation of $14,037 and $13,186, respectively ....      9,538      10,995
Prepaid pension costs ..................................      3,514       2,881
Other assets ...........................................        299         541
                                                           --------    --------
Total assets ...........................................   $ 43,932    $ 48,862
                                                           ========    ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

  Accounts payable .....................................   $  6,400    $  7,837
  Accrued expenses and taxes ...........................      1,660       2,157
  Advances from customers ..............................      5,948       4,015
  Accrued  warranty costs ..............................      1,075       1,629
  Short-term debt ......................................      1,194       1,292
                                                           --------    --------
   Total current liabilities ...........................     16,277      16,930
Long-term debt .........................................      1,194       2,584
Postretirement benefit obligation ......................      1,118       1,138
Minimum pension obligations ............................       --         1,030
Deferred income taxes ..................................      1,380       1,316
Commitments and contingencies ..........................       --          --
                                                           --------    --------
   Total liabilities ...................................     19,969      22,998
                                                           --------    --------
Stockholders' equity
  Preferred stock, par value $100, 1,000,000 shares
   authorized, no shares issued ........................       --          --
  Common stock, par value $.01, 10,000,000 shares
   authorized, 6,142,106 shares issued .................         61          61
  Paid in capital ......................................     19,295      19,295
  Treasury stock, 912,045 and 892,045 shares at December
  31, 2000 and 1999, respectively, at cost ............     (2,529)     (2,513)
  Retained earnings ....................................      8,330       9,943
  Accumulated other comprehensive loss .................     (1,194)       (922)
                                                           --------    --------
   Total stockholders' equity ..........................     23,963      25,864
                                                           --------    --------
Total liabilities and stockholders' equity .............   $ 43,932    $ 48,862
                                                           ========    ========

                 See Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)




                                                          Year Ended
                                               --------------------------------
                                               12/31/00    12/31/99    12/31/98
                                               --------    --------    --------

Net sales ...................................  $ 64,223    $ 74,455    $ 98,267
Cost of sales ...............................    49,065      56,299      75,495
                                               --------    --------    --------
Gross margin ................................    15,158      18,156      22,772
Operating expenses:
   Selling ..................................     6,713       6,791       7,869
   General and administrative ...............     7,702       8,591       8,897
   Research and development .................     1,580       1,570       1,485
                                               --------    --------    --------
     Total operating expenses ...............    15,995      16,952      18,251
                                               --------    --------    --------
Operating income (loss) .....................      (837)      1,204       4,521
Interest income .............................       222         384         544
Interest expense ............................      (265)       (449)     (1,140)
Gain from sale of real estate ...............      --         1,879        --
Other (expense) income, net .................       (86)       (143)       (102)
                                               --------    --------    --------
Income (loss) before income taxes ...........      (966)      2,875       3,823
Provision (benefit) for income taxes:
     Current ................................       499       1,143       1,010
     Deferred ...............................      (482)        (28)        536
                                               --------    --------    --------
     Total ..................................        17       1,115       1,546
                                               --------    --------    --------
Net income (loss) ...........................  $   (983)   $  1,760    $  2,277
                                               ========    ========    ========

Per share data:
Basic and diluted net income (loss) per share  ($  0.19)   $   0.32    $   0.38
                                               ========    ========    ========
Average shares outstanding (000's):

   Basic ....................................     5,249       5,448       5,942
                                               ========    ========    ========
   Diluted ..................................     5,249       5,454       5,966
                                               ========    ========    ========

                 See Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)



                                                                                                             Accumulated    Total
                                                                       Paid                                     other       Stock-
                                               Common stock             in        Treasury      Retained    comprehensive  holders'
                                             Shares     Amount        capital      stock        earnings       expense      equity
                                             ------     ------        -------     --------      --------    ------------- ---------
Balance, December 31, 1997 ...........    6,142,106    $       61   $   19,295   ($     984)   $    7,776   ($     366)  $   25,782
                                                       ----------   ----------   ----------    ----------   ----------   ----------
Comprehensive Income:
Net income ...........................         --            --           --           --           2,277         --          2,277
                                                                                                                         -----------
Other Comprehensive income, net of tax
  Foreign currency translation .......         --            --           --           --            --             (1)          (1)
  Minimum pension liability ..........         --            --           --           --            --         (1,274)      (1,274)
                                                                                                                         ----------
Other Comprehensive (loss) ...........                                                                                       (1,275)
                                                                                                                         ----------
Comprehensive income .................                                                                                        1,002
Treasury stock transactions ..........         --            --           --             (6)           (2)        --             (8)
Cash dividend declared
  at $.08 per common share ...........         --            --           --           --            (475)        --           (475)
                                         ----------    ----------   ----------   ----------    ----------   ----------   ----------
Balance, December 31, 1998 ...........    6,142,106    $       61   $   19,295   ($     990)   $    9,576   ($   1,641)  $   26,301
                                         ----------    ----------   ----------   ----------    ----------   ----------   ----------
Comprehensive Income:
Net income ...........................         --            --           --           --           1,760         --          1,760
                                                                                                                          ----------
Other Comprehensive income, net of tax
  Foreign currency translation .......         --            --           --           --            --           (245)        (245)
  Minimum pension liability ..........         --            --           --           --            --            964          964
                                                                                                                         ----------
Other Comprehensive income ...........                                                                                          719
                                                                                                                         ----------
Comprehensive income .................                                                                                        2,479
Treasury stock transactions ..........         --            --           --         (1,523)          (17)        --         (1,540)
Cash dividend declared
  at $.24 per common share ...........         --            --           --           --          (1,376)        --         (1,376)
                                         ----------    ----------   ----------   ----------    ----------    ----------   ----------
Balance, December 31, 1999 ...........    6,142,106    $       61   $   19,295   ($   2,513)   $    9,943   ($     922)  $   25,864
                                         ----------    ----------   ----------   ----------    ----------    ----------   ----------
Net (loss) ...........................         --            --           --           --            (983)        --           (983)
                                                                                                                          ----------
Other Comprehensive income, net of tax
  Foreign currency translation .......         --            --           --           --            --           (885)        (885)
  Minimum pension liability ..........         --            --           --           --            --            613          613
                                                                                                                          ----------
Other Comprehensive (loss) ...........                                                                                         (272)
                                                                                                                          ----------
Comprehensive (loss) .................                                                                                       (1,255)
Treasury stock transactions ..........         --            --           --            (16)         --           --            (16)
Cash dividend declared
  at $.12 per common share ...........         --            --           --           --            (630)        --           (630)
                                         ----------    ----------   ----------   ----------    ----------   ----------   ----------
Balance, December 31, 2000 ...........    6,142,106    $       61   $   19,295   ($   2,529)   $    8,330   ($   1,194)  $   23,963
                                         ==========    ==========   ==========   ==========    ==========   ==========   ==========

                 See Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)





                                                                              Year Ended
                                                                    12/31/00   12/31/99   12/31/98
                                                                    --------   --------   --------

Cash flows from operating activities:
  Net income (loss) .............................................   $  (983)   $ 1,760    $ 2,277
  Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
   (Gain) loss on disposal of fixed assets ......................         8     (1,930)      (288)
   Depreciation and amortization ................................     1,980      2,362      2,311
   Decrease (increase) in accounts receivable ...................       972      5,456     (6,259)
   Decrease (increase) in inventory .............................      (842)     2,143      1,569
   Decrease (increase) in prepaid pension costs .................      (814)       290        290
   (Decrease) increase in accounts payable ......................    (1,136)    (5,986)     5,660
   (Decrease) increase  in advances from customers ..............     2,068     (2,945)       590
   (Decrease) increase in accrued expenses and taxes ............    (1,018)    (2,342)    (1,145)
   (Decrease) increase in accrued installation and warranty costs      (506)       (25)       354
   (Decrease) increase in deferred income taxes .................       128       (297)       319
   Other ........................................................      (527)       336       (221)
                                                                    -------    -------    -------
   Total adjustments ............................................       313     (2,938)     3,180
                                                                    -------    -------    -------
   Net cash (used in) provided by operating activities ..........      (670)    (1,178)     5,457
                                                                    -------    -------    -------

  Cash flows from investing activities:
    Proceeds from disposal of fixed assets ......................       276      2,279      1,193
    Purchases of property, plant and equipment ..................    (1,083)    (1,092)    (2,113)
    Refund of Shaw asset purchase price .........................      --        4,405      2,701
                                                                    -------    -------    -------
    Net cash (used in) provided by investing activities .........      (807)     5,592      1,781
                                                                    -------    -------    -------

Cash flows from financing activities:
    Repayment of long term borrowings ...........................    (1,225)    (1,293)    (1,536)
    Purchase of treasury stock ..................................       (16)    (1,523)        (6)
    Dividends paid ..............................................      (630)    (1,376)    (1,427)
                                                                    -------    -------    -------
    Net cash (used in) provided by financing activities .........    (1,871)    (4,192)    (2,969)
Effect of foreign currency exchange rate changes on cash ........      (235)        61         70
                                                                    -------    -------    -------
Net increase (decrease) in cash and cash equivalents ............    (3,583)       283      4,339
Cash and cash equivalents--
    Beginning of period .........................................     6,069      5,786      1,447
                                                                    -------    -------    -------
    End of period ...............................................   $ 2,486    $ 6,069    $ 5,786
                                                                    =======    =======    =======
Income taxes paid ...............................................   $   601    $ 2,760    $   870
                                                                    =======    =======    =======
Interest paid ...................................................   $   259    $   445    $   474
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

          The Company designs, manufactures, sells and services machinery for the rubber and plastics industry. The Company's principal products are batch and continuous mixers, extruders, pelletizers, calenders and mills. The Company also provides process engineering services, process design and related services for rubber and plastics processing installations in conjunction with its sales of capital equipment. The Company's new machinery and related services generally represents approximately half of its revenues. The Company's aftermarket business consists of contractual repair, refurbishment and equipment upgrade services, spare parts sales and field services.

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

(e)  Patents and Acquired Technology:
          Other assets includes acquired patents and technical know-how and a technology license agreement which represents the cost of licensed and purchased technology, know how, and trade secrets including technology which is patented or for which a patent has been applied for. Such costs are amortized over periods from 5 to 7 years.

(f)  Revenue Recognition:
          Revenue on new machine sales is recognized upon completion of the customer contract, which generally coincides with the shipment. Revenue on repair and refurbishment of customer owned machines is recognized when the contractual work is completed. Spare parts revenue is recognized upon shipment.

          The Company typically requires advances from customers upon entering a contract and at times will require progress payments during the manufacturing process. Generally, letters of credit are required on contracts with export customers to minimize credit risk.

          During the fourth quarter of 2000, the Company was required to adopt SEC Staff Accounting Bulletin 101 "Revenue Recognition" ("SAB-101"). SAB-101 provides guidelines on when revenue can be recognized. The adoption of SAB-101 did not have a material impact on the Company's annual financial statements but it did result in changes in the timing of when certain revenues were recognized within a fiscal year. (See Note 17 to the financial statements).

(g)  Warranty Obligations:
          Estimated costs to be incurred under warranty obligations relating to products which have been sold are provided for at the time of sale.

(h)  Income Taxes:
          Deferred income taxes are provided on temporary differences between the financial statement and tax basis of the Company's assets and liabilities in accordance with the liability method of accounting for income taxes. Provision has not been made for U.S. income taxes or additional foreign taxes on approximately $6.4 million of undistributed earnings of foreign subsidiaries because it is expected that those earnings will be reinvested indefinitely.

(i)  Earnings Per Share:
          Basic earnings per share is determined by dividing net income (loss) by the weighted average shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock (see Note 10) were exercised and converted to common stock. (See
Note 14 to the financial statements.)

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

          Transaction gains and losses are included in earnings. The Company experienced a net foreign currency transaction loss of $64,000 and $71,000 in 2000 and 1998, respectively, and a net foreign currency transaction gain of $63,000 in fiscal 1999. These amounts are included in cost of goods sold in the accompanying financial statements.

          The Company, from time to time, enters into foreign exchange contracts for non-trading purposes, exclusively to minimize its exposure to currency fluctuations on trade receivables, firm commitments and payables. As a result, changes in the values of foreign currency contracts offset changes in the values of the underlying assets and liabilities due to changes in foreign exchange rates, effectively deferring gains and losses on trade receivables, firm commitments and payables and the related hedges until the date the transactions are settled in cash. At December 31, 2000, the Company has entered into $1.6 million of forward exchange contracts for transactions related to amounts to be received for sales commitments. A loss of approximately $11,000 has been deferred on these transactions to be offset against the exchange earnings to be recognized on the hedged transaction. The Company is exposed to loss in the event of nonperformance by the Company's bank, the other party to the foreign exchange contracts. The Company does not anticipate nonperformance by its bank.

(k)  Use of Estimates:
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results can differ from those estimates.

(l)  Recent Accounting Pronouncements:
          In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate the adoption of this Statement will have a significant effect on its results of operations or financial position.

(m)  Advertising:
          Advertising costs are expensed in the period the advertising takes place. Advertising expense for the years ended December 31, 2000, 1999 and 1998 was $238,000, $248,000 and $296,000, respectively.

(n)  Reclassifications:
          Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation. Historically, the Company reflected the amount received by customers as reimbursement for freight costs paid by the Company on their behalf as a reduction to such expense. The accompanying financial statements have been restated for all years presented to reflect such reimbursed amount as revenues. This restatement has been done to conform with Emerging Issues Task Force consensus issue 00-10, "Accounting for Shipping and Handling Costs". The restatement has resulted in an increase to net sales of $401,000 and $231,000 in 1999 and 1998, respectively. In addition, in each of these years costs of sales has been increased by the same corresponding amount. This restatement results in all shipping and handling costs being classified as cost of sales.

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

          The Agreement also required the transfer of the pension liability for the Shaw employees together with the pension assets related to those employees. The Agreement called for the Seller to appoint an actuary who, together with the Company's actuary and the third party that holds the pension assets, were to determine the related pension amounts to be transferred. In February 1999, the Seller agreed to appoint an actuary to fulfill the obligations under the Agreement. The consolidated financial statements through September 30, 1999, do not include any amounts related to the transferred Shaw employees as those amounts were not determinable. In the fourth quarter of 1999, the data for the net amount of the actuarially determined excess of the pension assets compared with the projected benefit obligation for the Shaw employees was finalized and was recorded as an additional purchase price adjustment, which resulted in the elimination of the amount of goodwill previously recorded.

          The revised purchase price of $7.8 million has been allocated as follows:

                                             (In thousands)

          Inventory                              $2,312
          Machinery & Equipment                   2,505
          Prepaid pension costs                   2,161
          Patents and trademarks                    835
                                                 ------
                                                 $7,813

NOTE 3 - OTHER ASSETS

                                                          12/31/00      12/31/99
                                                          --------      --------
                                                              (In thousands)

Acquired patents and technical know how, net
  of accumulated amortization of $448 and $323,
  respectively..........................................     $299         $484
Other...................................................        -           57
                                                            ------       ------
  Total.................................................     $299         $541
                                                            ======       ======


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

          Under the Financial Services Agreement, the Company pays First Funding an annual retainer of $450,000 for Mr. Jones' services. The Company also pays for advisory services provided by other First Funding employees on an hourly basis and out-of-pocket expenses. The Company also pays transaction fees in the event of certain successful transactions. The Company recorded amounts due to First Funding of $526,000, $719,000 and $866,000, in fiscal 2000, 1999 and 1998, respectively. In addition, the Company also reimbursed First Funding $207,000, $160,000, and $236,000 for out-of-pocket costs during the same three periods, respectively. The 1998 amount includes $177,000 for services related to the Shaw Asset Purchase Agreement (see Note 2). Also included during 1998 is $205,000 related to restating and amending the Company's credit facility to include a term note to finance the Shaw Asset Purchase, to increase the amount available under the credit facility and to lengthen the term of the credit facility.

NOTE 5 - INVENTORY

Inventory is comprised of the following:
                                                12/31/00         12/31/99
                                                --------         --------
                                                      (In thousands)
          Stock and raw materials.........       $7,997           $7,934
          Work-in-process.................        4,414            4,041
                                                -------          -------
          Total...........................      $12,411          $11,975
                                                =======          =======

          Of the above inventories at December 31, 2000 and 1999, $7.0 million and $6.8 million, respectively are valued using the LIFO method. Current replacement costs were greater than the LIFO carrying amounts by approximately $0.2 million and $0.4 million at December 31, 2000 and 1999, respectively.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:

                                                  12/31/00      12/31/99
                                                  --------      --------
                                                      (In thousands)

       Land and buildings.....................     $3,894        $4,033
       Machinery, equipment and other.........     19,155        19,794
       Construction in progress...............        526           354
                                                  --------      --------
                                                   23,575        24,181
         Accumulated depreciation.............    (14,037)      (13,186)
                                                  --------      --------
         Property, plant and equipment, net...     $9,538       $10,995
                                                  ========      ========

          Estimated depreciable lives of buildings are 33-40 years. Estimated depreciable lives of machinery, equipment and other depreciable assets are 5-10 years.

NOTE 7 - ACCRUED EXPENSES AND TAXES

          Accrued expenses and taxes includes accrued wages and benefits of approximately $0.8 million and $1.2 million at December 31, 2000 and 1999, respectively. Also included are income taxes payable of $0.3 million and $0.5 million, at December 31, 2000 and 1999.

NOTE 8 - BANK CREDIT ARRANGEMENTS

          The Company has a worldwide multi-currency credit facility, as amended on March 28, 2001, with a major U.S. bank consisting of a $7.5 million revolving credit facility for direct borrowings and letters of credit, a (pound)3.0 million foreign exchange contracts facility and term note. The revolving credit facility expires on February 15, 2002. Interest varies based upon prevailing market interest rates (8.5% and 7.8% at December 31, 2000 and 1999, respectively). The facility contains limits on direct borrowings and letters of credit combined based upon stipulated percentages of accounts receivable, inventory and backlog. The facility also contains covenants specifying minimum and maximum operating thresholds for operating results and selected financial ratios. The agreement contains certain restrictions on investments, borrowings and the sale of assets. The Company's ability to pay dividends is limited to the aggregate of (a) 25% of the Company's cumulative net income during the most recently completed four fiscal quarters after deducting distributions previously made and (b) purchases by the Company of its common stock during the same period. The weighted averaged interest rate incurred on borrowings was 8.6%, 7.6% and 8.6% in fiscal 2000, 1999 and 1998, respectively. There were $4.9 million and $3.8 million of letters of credit outstanding at December 31, 2000 and 1999, respectively.

          At December 31, 2000 and 1999, there was $2.4 million and $3.9 million outstanding under the term loan. Approximately, $1,194,000 ((pound)800,000) and $1,292,000 was classified as a current liability at December 31,

2000,  and 1999,  respectively.  At December 31, 2000 and 1999,  $1,194,000  and
$2,584,000 was classified as a long-term liability, respectively. The term note requires equal quarterly payments of (pound)200,000 through December 31, 2002.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     (a)  Commitments:

          Aggregate future lease commitments under operating leases, principally for office space, equipment and vehicles, are as follows:

                    Year ending
                    December 31,          (In thousands)
                    ------------          --------------
                    2001                       $322
                    2002                        187
                    2003                        104
                    2004                         61
                    2005                         25

          Rental expense for the years ended December 31, 2000, 1999 and 1998 was $494,000, $464,000, $594,000, respectively.

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

NOTE 10 - STOCK PLANS

          The Company sponsors a Stock Option Plan and an Employees' Stock Purchase Plan, both established in 1997.

          The 1997 Omnibus Stock Incentive Plan authorizes the granting of incentive stock options and non-qualified stock options to purchase up to 500,000 shares of common stock. Option awards may be granted by the Compensation Committee of the Board of Directors through May 23, 2007 to eligible employees. The terms (exercise price, exercise period and expirations) of each option award are at the discretion of the Compensation Committee subject to the following limitations. The exercise price of an Incentive Stock Option may not be less than the fair market value as of the date of the grant (or 110% in the case of an incentive stock option granted to a 10% stockholder). The exercise period may not exceed 10 years from the date of the grant. At December 31, 2000, 430,000 shares are available for future issuance.

          Prior to 1997 the Company granted stock options under a previously sponsored plan to eligible employees and directors of the Company. At December 31, 2000, options to purchase 429,000 shares remain outstanding under that plan.

          The Company accounts for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and not the fair value method as provided by Financial Accounting Standard Number 123, "Accounting and Disclosure of Stock-Based Compensation." The Company's Stock Option Plan requires options to be granted at the market price of the Company's common stock on the date the options are granted, and as a result, under APB 25 no compensation expense is recognized.

          The following table presents a summary of the Company's stock option activity and related information for the years ended:

                                                     2000                    1999                      1998
                                            --------------------  ----------------------  ----------------------
                                                       Weighted-              Weighted-                Weighted-
                                                        Average                Average                 Average
                                             Options    Exercise   Options     Exercise     Options    Exercise
                                             (000's)     Price     (000's)      Price       (000's)     Price
                                            --------------------  ----------------------  ----------------------

Outstanding, beginning of year                514         $5.32       515        $5.45          459     $5.86
Granted                                        10          2.13        85         2.00           60      2.19
Exercised                                       -          -            -            -            -        -
Forfeited                                      25          2.00       86          3.34            4      3.88
                                            --------------------   ---------------------  --------------------
Outstanding, end of year                      499         $5.42       514        $5.32          515     $5.45
                                            --------------------   ---------------------  --------------------
Exercisable, end of year                      472         $5.62       435        $5.83          420     $5.96
Weighted-average fair value of options
    granted during the year                               $1.16                  $1.18                  $1.19

          The  following  table  summarizes   information  about  stock  options
outstanding at December 31, 2000:

                       Options Outstanding                           Options Exercisable
- ----------------------------------------------------------------  -------------------------
                                      Weighted-       Weighted-                  Weighted-
                                       Average        Average                     Average
   Range of         Number of         Remaining       Exercise     Number of      Exercise
Exercise Prices     Options       Contractual Life     Price        Options        Price
- ----------------------------------------------------------------  -------------------------
$2.00 -   $3.74      70,000           9.5 years        $2.02         43,333        $2.01
x3.75 -    5.50     248,000             4               4.55        248,000         4.55
 5.51 -    8.50      95,000           2.5               6.32         95,000         6.32
 8.51 -   10.00      86,000           1.0               9.73         86,000         9.73
- ----------------------------------------------------------------  -------------------------
$2.19 -  $10.00     499,000           4.0 years        $5.42        472,333        $5.62

Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options granted under the Stock Option Plan was estimated at the date of grant using the Black-Scholes option pricing model, one of the allowable valuation models under FAS 123, with the following assumptions for 2000, 1999 and 1998:

                                                       2000     1999     1998
                                                       -----    -----    -----
    Risk free interest rate                            6.07%    6.52%    4.65%
    Dividend yields                                    0.0%     2.0%     2.0%
    Expected volatility factor of the expected
      market price of the Company's common stock        .379     .639     .595
    Weighted average expected life of each option      8 yrs.   8 yrs.   8 yrs.

          The weighted average fair value of options granted during 2000, 1999 and 1998 was $0.92, $1.18 and $1.19, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics different than those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, therefore, in management's judgment, applying the provisions of FAS 123 does not necessarily provide a reliable single measure of the fair value of its stock options. The current pro forma net income will not necessarily be representative of pro forma net income in future years.

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information is as follows:

                                                        Year ended
                                                        ----------
                                             12/31/00     12/31/99    12/31/98
                                             --------     --------    --------
                                           (In thousands, except per share data)

Pro forma net income (loss)                  $(1,001)      $1,731      $2,237
Pro forma earnings (loss) per share -
   basic and diluted                         $ (0.19)       $0.32       $0.37

          Under the 1997 Employees' Stock Purchase Plan, the Board of Directors' may offer each eligible employee of the Company the right to purchase, in each year through 2001, shares of common stock equivalent in value to not more than 5% of the employee's annual compensation, up to a maximum of $25,000 per year. At the time of the offering by the Board of Directors the employees must designate the amount to be withheld during the next 24 month purchase period. The purchase price is the lower of 85% of the fair market value of the common stock on the date of offering or 85% of the fair market value on the date the applicable purchase period ends. Not more than an aggregate of 500,000 shares of common stock may be purchased under the stock purchase plan. Any employee who, after the purchase, would hold 5% or more of the common stock is ineligible. No options to purchase shares were offered during 2000, 1999 and 1998.

          During 1999 and 1998, approximately 11,700 and 5,400 shares, respectively, were distributed to employees under this plan. The 1999 and 1998 distribution includes 4,875 and 404 shares respectively from the Company's treasury shares, for which retained earnings was adjusted. At December 31, 2000, there were no shares subscribed to under these plans.

          The Company may purchase up to $4,750,000 of its common stock under its discretionary open market stock repurchase plan. During fiscal 2000, 1999 and 1998 the Company purchased 20,000, 694,300 and 3,500 shares of common stock, respectively, under this plan for approximately $16,000, $1.5 million and $9,000, respectively which are included in treasury stock.

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

Pension Plans
- -------------

          The Company has retirement plans covering portions of domestic and foreign employees. The foreign plan consists of one defined benefit plan for the Company's U.K. employees. The Company funds the domestic plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA) and the foreign plan in accordance with appropriate governmental regulations in the United Kingdom. Pension expense is actuarially determined in accordance with generally accepted accounting principles and differs from amounts funded annually.

          The Company has a domestic defined benefit pension plan for hourly employees which provides benefits based on employees' years of service. Plan assets are invested in short-term securities, equity securities and real estate. The Company has a foreign defined benefit pension plan covering substantially all employees which provide stipulated amounts at retirement based on years of service and earnings. Plan assets are invested in securities, real estate and cash. The following table summarizes the components of domestic and foreign pension expense:

                                                            Year ended
                                                            ----------
                                                  12/31/00   12/31/99   12/31/98
                                                  --------   --------   --------
    Domestic pension expense:                              (In thousands)
Service cost-benefits earned during the period    $    73    $    75    $    62
Interest cost on projected benefit obligation .       152        146        136
Expected return on plan assets ................      (177)      (174)      (147)
Recognized net actuarial loss .................        44         52         27
Amortization of transition, asset .............         0          2          7
Amortization of prior service cost ............        10         11         11
                                                  -------    -------    -------
    Net domestic pension expense ..............   $   102    $   112    $    96
                                                  =======    =======    =======

     Foreign pension expense:
Service cost-benefits earned during the period    $   675    $   761    $   641
Interest cost on projected benefit obligation .     1,324      1,265        762
Estimated return on plan assets ...............    (1,774)    (1,568)      (799)
Recognized net actuarial loss .................         5         32          6
Amortization of transition asset ..............      --          (39)      (159)
                                                  -------    -------    -------
     Net foreign pension expense ..............   $   230    $   451    $   451
                                                  =======    =======    =======

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

          The following table sets forth the funded status under U.S. accounting standards of the domestic and foreign defined benefit plans and amounts recognized in the balance sheets:

                                                              Domestic                    Foreign
                                                              --------                    -------
                                                             December 31,               December 31,
                                                             ------------               ------------
                                                         2000          1999           2000         1999
                                                         ----          ----           ----         ----

Change in Projected Benefit Obligation
   Balance at the beginning of the year ...........     $  2,407     $  2,387       $ 23,666     $ 12,366
   Service cost ...................................           73           75            675          761
   Interest cost ..................................          152          146          1,323        1,265
   Plan participant contributions .................         --           --              196          239
   Actuarial (gain) losses ........................         (270)         (84)          (316)         982
   Foreign currency exchange rates ................         --           --           (1,852)        (328)
   Benefits paid ..................................         (134)        (117)        (1,017)        (808)
   Business combinations ..........................           80         --             --          9,189
                                                        --------     --------       --------     --------
   Balance at the end of the period ...............     $  2,308     $  2,407       $ 22,675     $ 23,666
                                                        ========     ========       ========     ========
Change in Fair Value Plan Assets
   Balance at the beginning of the year ...........     $  2,279     $  2,114       $ 26,788     $ 10,243
   Actual return on assets ........................           26          120           (649)       5,064
   Contributions - employer .......................          200          162            946          111
   Contributions - employee .......................         --           --              196          239
   Foreign currency exchange rates ................         --           --           (2,066)        (273)
   Benefits paid ..................................         (134)        (117)        (1,017)        (808)
   Business combinations ..........................         --           --             --         12,212
                                                        --------     --------       --------     --------
   Balance at the end of the period ...............     $  2,371     $  2,279       $ 24,198     $ 26,788
                                                        ========     ========       ========     ========
Funded status of the plan
   (Under) over funded ............................     $     63     ($   128)      $  1,523     $  3,122
   Unrecognized net actuarial (gain)  loss ........          500          662          1,293         (832)
   Unamortized prior service cost .................          135           57           --           --
                                                        --------     --------       --------     --------
   Prepaid Pension Expense ........................     $    698     $    591       $  2,816     $  2,290
                                                        ========     ========       ========     ========
   Discount rate ..................................         7.25%        6.50%          6.00%        6.00%
   Rate of increase in future compensation levels .          N/A          N/A           3.00%        3.00%
   Expected long-term rate of return on plan assets         8.00%        8.00%          7.00%        7.00%


          The above 1999 amounts reflect the transfer of the pension liability and pension assets related to the Farrel Shaw Rubber Machinery asset purchase (see Note 2).

          The funded status under regulatory guidelines in the U.K. used to determine legally required minimum funding amounts for the Company's foreign plan varies significantly from the funded status for U.S. accounting purposes. Based upon the last minimum funding computation dated April 1999 for the U.K. plan, the Company is required to make annual contributions to the pension plan for past service of approximately $265,000 a year. Based upon the nature of the minimum funding computation this amount is subject to change the next time a computation is performed. The Company is also required to make contributions to the plan for current benefits earned. This amount was approximately $379,000 in 2000. U.K. government regulations require that by the year 2007, the plan be fully funded under the statatory minimum funding computation. The Company also made a special contribution in 2000 of approximately $302,000. The Company will commission a new minimum funding computation for April 2001.

          The Company changed the domestic discount rate in 2000 and 1999 in response to year-end interest rates. The Company had a minimum pension liability of $1,030,000 at December 31, 1999. No minimum pension liability was required at December 31, 2000. The adjustments to the minimum liability were recorded in 1999 and 2000 as comprehensive income included in stockholders' equity, net of applicable income taxes. Comprehensive income was $613,000 and $964,000 in fiscal 2000 and 1999 respectively (see Note 12).

          At December 31, 1999, for the foreign pension plans with accumulated obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $3.9 million, $3.8 million and $3.3 million, respectively.

          The Company has a domestic 401(k) retirement plan for salaried employees which includes matching and discretionary non-matching contributions by the Company. Approximately $107,000, $112,000 and $78,000 of Company contributions were expensed in fiscal 2000, 1999 and 1998, respectively.

Postemployment Benefits Other Than Pensions
- -------------------------------------------

          The Company generally provides health care benefits to eligible domestic union retired employees who retired prior to 1994 and their dependents through age 65. The Company is self-insured for claims prior to age 65 and pays these as incurred. Retired employees and their dependents were entitled to select Supplemental Medicare Coverage A and B only at age 65. The Company pays 75% of the monthly Medicare premiums for most of these individuals. Eligibility for these retiree health care benefits was attained upon reaching age 60 and completing 10 years of service.

          The   following   table   summarizes   the   Company's   expense   for
postemployment benefits other than pensions.

                                                             Year ended
                                                    12/31/00  12/31/99  12/31/98
                                                    --------  --------  --------
                                                           (In thousands)

Service cost- benefits earned during the period ..     --        --        --
Interest cost on accumulated postretirement
  benefit obligation .............................    $ 54      $ 49      $ 81
Amortization of net loss (gain) ..................     (15)      --        --
                                                      ----      ----      ----
Net periodic postretirement benefit costs ........    $ 39      $ 49      $ 81
                                                      ====      ====      ====

          The Company's non-pension postretirement benefit plans are not funded. The status of the plans are as follows:

                                                       12/31/00       12/31/99
                                                       --------       --------
                                                             (In thousands)
Accumulated postretirement benefit obligation:
     Beginning of the year                               $918          $1,248
     Interest cost                                         54              57
     Recognized actuarial (gain) loss                    (123)           (309)
     Benefits Paid                                        (63)            (78)
                                                       ------          ------
     End of the year                                      786             918
     Unrecognized actuarial (gain) loss                   332             220
                                                       ------          ------
Accrued postretirement benefit obligation              $1,118          $1,138
                                                       ======          ======

          The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 6.50% at December 31, 2000 and 1999, respectively. The change in assumptions did not have a material impact on the obligation or net periodic postretirement benefit cost. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8% at December 31, 2000 and declines .5% per year to 5.5% by the year 2005 and remains at that level thereafter. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                                                                     1-Percentage-Point
                                                                                   Increase      Decrease
                                                                                   ----------------------
                                                                                       (In thousands)

          Increase (decrease) in the interest cost components in 2000                $57            $(50)
          Increase (decrease) in postretirement benefit obligation as of 2000       $846           $(730)

NOTE 12 - ACCUMULATED COMPREHENSIVE INCOME (LOSS)

          The components of other comprehensive income (loss) are as follows:

                                        Foreign
                                        Currency      Minimum
                                       Translation    Pension
                                       Adjustments   Liability      Total
                                       -----------   ----------     -----
                                                   (In thousands)
Balance at December 31, 1997 .......     ($   63)     ($  303)     ($  366)
Cumulative translation adjustment ..          (1)        --             (1)
Minimum pension liability adjustment        --         (1,855)      (1,855)
Deferred taxes relating to minimum
  Pension liability ................        --            581          581
                                         -------      -------      -------
Balance at December 31, 1998 .......         (64)      (1,577)      (1,641)

Cumulative translation adjustment ..        (245)        --           (245)

Minimum pension liability adjustment        --          1,399        1,399
Deferred taxes relating to minimum
  Pension liability ................        --           (435)        (435)
                                         -------      -------      -------
Balance at December 31, 1999 .......        (309)        (613)        (922)
Cumulative translation adjustment ..        (885)        --           (885)
Minimum pension liability adjustment        --          1,005        1,005
Deferred taxes relating to minimum
  Pension liability ................        --           (392)        (392)
                                         -------      -------      -------
Balance at December 31, 2000 .......     ($1,194)     $     0      ($1,194)
                                         =======      =======      =======

NOTE 13 - PROVISION FOR INCOME TAXES

     Pre-tax income (loss) and provision (benefit) for income taxes for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                           Year ended
                                                12/31/00    12/31/99    12/31/98
                                                --------    --------    --------

The domestic and foreign components of                   (In thousands)
income (loss) before income taxes are:
           Domestic ........................     $ 1,203     $ 2,284     $ 3,325
           United Kingdom ..................      (2,169)        591         498
                                                 -------     -------     -------
                                                 $  (966)    $ 2,875     $ 3,823
                                                 =======     =======     =======
The provision (benefit) for income taxes is:
         Current:
           United States ...................     $   392     $   825     $   918
           United Kingdom ..................           0         110           9
           State ...........................         107         208          83
                                                 -------     -------     -------
                                                     499       1,143       1,010
                                                 -------     -------     -------

          Deferred:
            United States ..................          (1)        (49)        127
            United Kingdom .................        (481)         47         171
            State ..........................           0         (26)        238
                                                 -------     -------     -------
                                                    (482)        (28)        536
                                                 -------     -------     -------
                                                 $    17     $ 1,115     $ 1,546
                                                 =======     =======     =======

     Deferred tax liabilities (assets) result from the following differences between financial reporting and tax accounting.

                                                         12/31/00      12/31/99
                                                         --------      --------
                                                            (In thousands)
Deferred tax liabilities:
- -------------------------
Fixed Assets ........................................     $   615      $ 1,062
Pension .............................................       1,120          562
Inventory valuation .................................         102           86
Intangibles .........................................          89          145
Other ...............................................          24         --
                                                          -------      -------
Total deferred tax liabilities ......................       1,950        1,855
                                                          -------      -------
Deferred tax assets:
- --------------------
Non pension postretirement benefits .................        (447)        (455)
Installation and warranty cost accruals .............        (270)        (334)
Vacation reserve ....................................         (98)         (98)
Bad debt reserve ....................................         (36)         (38)
Net operating loss carryforward .....................        (641)        --
Other reserves ......................................         (71)        (114)
Other ...............................................           3          (50)
                                                          -------      -------
Total deferred tax assets ...........................      (1,560)      (1,089)
                                                          -------      -------
Net deferred tax liability before valuation allowance         390          766
Valuation allowance .................................         197            0
                                                          -------      -------
Net deferred tax liability ..........................     $   587      $   766
                                                          =======      =======

A valuation allowance of $197,000 was established in 2000. The Net Operating Loss Carry-forward relates to the Company's U.K. operations and can be carried forward indefinitely.

A reconciliation from statutory U.S. federal income taxes to the actual income taxes is as follows:

                                                           Year ended
                                              12/31/00      12/31/99    12/31/98
                                              --------      --------    --------
                                                        (In thousands)

Statutory provision (benefit) ............    $  (328)     $   978      $ 1,300
U.S.--U.K. rate differential .............         87          (44)         (20)
State income taxes, net of federal benefit         71          120          212
Permanent differences ....................          2           75           79
Valuation allowance ......................        197         --           --
Other ....................................        (12)         (14)         (25)
                                              -------      -------      -------
Actual provision .........................    $    17      $ 1,115      $ 1,546
                                              =======      =======      =======

NOTE 14 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                          Year ended
                                           12/31/00        12/31/99       12/31/98
                                           ---------      ----------     ----------
                                               (In thousands, except share data)
Net income (loss) applicable to
  Common stockholders ................     ($    983)     $    1,760     $    2,277
                                           =========      ==========     ==========

Weighted average number of common
   Shares outstanding - basic ........     5,249,228       5,447,807      5,941,837
Effect of dilutive stock and
   Purchase options ..................          --             6,195         24,539
                                           ---------      ----------     ----------

Weighted average number of
   Common shares outstanding - diluted     5,249,228       5,454,002      5,966,376
                                           =========      ==========     ==========

Net income (loss) per share-basic ....     $   (0.19)     $     0.32     $     0.38
                                           =========      ==========     ==========
Net income (loss) per share-diluted ..     $   (0.19)     $     0.32     $     0.38
                                           =========      ==========     ==========

NOTE 15 - OTHER INCOME(EXPENSE), NET

          For the year ended December 31, 1998, other income (expense) includes gains of approximately $0.3 million from the disposal of fixed assets.

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

          The following provides gross revenue by product and geographic area for the years ended December 31, 2000, 1999 and 1998:

                                                          Year ended
                                               -------------------------------
                                                 2000        1999        1998
                                               -------     -------     -------
                                                        (In thousands)
Sale by Product Line
- --------------------

New Machines .............................     $29,000     $33,192     $56,057
Spares ...................................      17,471      18,981      20,206
Repairs ..................................      16,270      20,620      21,154
Other ....................................       1,482       1,662         850
                                               -------     -------     -------
Total ....................................     $64,223     $74,455     $98,267
                                               =======     =======     =======


Geographic Sales by Destination
- -------------------------------

United States ............................     $41,365     $41,601     $51,416
United Kingdom ...........................       3,572       4,889       9,915
Europe (excluding U.K.) ..................       7,200      15,958      21,399
North America (excluding U.S.)............       4,522       2,766       3,099
Asia .....................................       5,049       5,964       6,446
Middle East ..............................         970         432       4,271
Other ....................................       1,545       2,845       1,721
                                               -------     -------     -------
     Total ...............................     $64,223     $74,455     $98,267
                                               =======     =======     =======

          There are no sales to a single customer which exceeded 10% of the Company's revenue for the years ended December 31, 2000, 1999 and 1998.

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

          Net sales to unaffiliated customers, operating income and assets of the U.S. and U.K. operations for the years ended December 31, 2000, 1999 and 1998 are as follows:
                                          United      United
                                          States      Kingdom     Consolidated
                                         -------------------------------------
                                                  (In  thousands)

Year ended 12/31/00:
     Sales to unaffiliated Customers     $ 48,427     $ 15,796      $ 64,223
     Operating income (loss) .......     $  1,131     $ (1,968)     $   (837)
     Long-lived assets .............     $  5,472     $  7,879      $ 13,351
     Total assets ..................     $ 22,592     $ 21,340      $ 43,932

Year ended 12/31/99:
     Sales to unaffiliated Customers     $ 48,218     $ 26,237      $ 74,455
     Operating income ..............     $    564     $    640      $  1,204
     Long-lived assets .............     $  5,713     $  8,704      $ 14,417
     Total assets ..................     $ 24,451     $ 24,411      $ 48,862

Year ended 12/31/98:
     Sales to unaffiliated Customers     $ 57,529     $ 40,738      $ 98,267
     Operating income ..............     $  3,388     $  1,133      $  4,521
     Long-lived assets .............     $  6,044     $  8,948      $ 14,992
     Total assets ..................     $ 29,006     $ 34,259      $ 63,265

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED):

          Summarized quarterly financial data for fiscal 2000:

                                                            (In thousands except per share data)
                                                                            Quarter
                                                         -------------------------------------------
                                                          First      Second       Third      Fourth
                                                         -------     -------     -------     -------
Fiscal 2000
- -----------
Net Sales ..........................................     $11,555     $15,270     $17,488     $19,910
                                                         =======     =======     =======     =======
Gross Margin .......................................     $ 2,077     $ 3,997     $ 4,066     $ 5,018
                                                         =======     =======     =======     =======
Other income (expense) .............................     $   (87)    $    35     $   (92)    $    15
                                                         =======     =======     =======     =======
Net income (loss) ..................................     $(1,480)    $  (132)    $  (133)    $   762
                                                         =======     =======     =======     =======
Basic and diluted net income (loss) per common share     $ (0.28)    $ (0.03)    $ (0.03)    $  0.15
                                                         =======     =======     =======     =======
Basic weighted average shares outstanding (000's) ..       5,250       5,250       5,250       5,243
                                                         =======     =======     =======     =======
Diluted weighted average shares outstanding (000's)        5,250       5,250       5,250       5,243
                                                         =======     =======     =======     =======

         Summarized quarterly financial data for fiscal 1999:

                                                            (In thousands except per share data)
                                                                            Quarter
                                                         -------------------------------------------
                                                          First      Second       Third      Fourth
                                                         -------     -------     -------     -------
Fiscal 1999
- -----------
Net Sales ..........................................     $13,029     $17,744     $20,193     $ 23,489
                                                         =======     =======     =======     ========
Gross Margin .......................................     $ 2,316     $ 4,626     $ 6,165     $  5,049
                                                         =======     =======     =======     ========
Other income (expense) .............................     $ 1,873     $    82     ($  166)    ($   118)
                                                         =======     =======     =======     ========
Net income (loss) ..................................     ($  179)    $   344     $ 1,096     $    499
                                                         =======     =======     =======     ========
Basic and diluted net income (loss) per common share     ($ 0.02)    $  0.05     $  0.20     $   0.09
                                                         =======     =======     =======     ========
Basic weighted average shares outstanding (000's) ..       5,813       5,387       5,461        5,293
                                                         =======     =======     =======     ========
Diluted weighted average shares outstanding (000's)        5,813       5,392       5,461        5,293
                                                         =======     =======     =======     ========

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

          The quarterly financial data has been restated to reflect the adoption of Emerging Issues Task Force Consensus Issue 00-10, "Accounting for Shipping and Handling Fees and Costs", and SEC Staff Accounting Bulletin 101, "Revenue Recognition". The following tables summarize the effect of the restatement.


                                                                       (In thousands)
                                                                           Quarter
                                                      ---------------------------------------------
                                                      First         Second       Third       Fourth
                                                      -----         ------       -----       ------
Fiscal 2000
- -----------
Increase (decrease) in net sales due to
  EITF 00-10 ....................................     $   118      $   133      $   175      $   135
  SAB101 ........................................        --           (539)         426          113
                                                      -------      -------      -------      -------
Increase (decrease) .............................     $   118      ($  406)     $   601      $   248
                                                      =======      =======      =======      =======

Increase (decrease) in gross margin due to SAB101          $-      $  (232)     $   140      $    92
                                                      =======      =======      =======      =======

Net income (loss) prior to restatement ..........     $(1,480)     $    52      $  (302)     $   747
  Effect of SAB101 ..............................        --           (184)         169           15
                                                      -------      -------      -------      -------
Net income (loss) restated ......................     $(1,480)     $  (132)     $  (133)     $   762
                                                      =======      =======      =======      =======

                                                                   (In thousands)
                                                                       Quarter
                                                      ---------------------------------------
                                                      First       Second     Third     Fourth
                                                      -----       ------     -----     ------
Fiscal 1999
- -----------
Increase (decrease) in net sales due to
  EITF 00-10 ....................................     $   72      $  125     $  102     $  102
  SAB101 ........................................       (337)        337       --         --
                                                      ------      ------     ------     ------
Increase (decrease) .............................     $ (265)     $  462     $  102     $  102
                                                      ======      ======     ======     ======

Increase (decrease) in gross margin due to SAB101     $  (88)     $   88       --         --
                                                      ======      ======     ======     ======

Net income (loss) prior to restatement ..........     $ (117)     $  282     $1,096     $  499
  Effect of SAB101 ..............................        (62)         62       --         --
                                                      ------      ------     ------     ------
Net income (loss) restated ......................     $ (179)     $  344     $1,096     $  499
                                                      ======      ======     ======     ======

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2000 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 12, 2001.

ITEM 11 - EXECUTIVE COMPENSATION

          The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2000 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 12, 2001.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2000 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 12, 2001.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2000 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 12, 2001. See also Notes to Consolidated Financial Statements, Note 4, appearing in Item 8 herein.

                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents Filed as Part of Form 10-K                                                                          Page
     ---  ------------------------------------                                                                          ----

          1.   Financial Statements

          Report of Independent Auditors.................................................................................16
          Consolidated Balance Sheets as of December 31, 2000 and 1999...................................................17
          Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.....................18
          Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998...........19
          Consolidated Statements of Cash Flows for years ended December 31, 2000, 1999 and 1998.........................20
          Notes to Consolidated Financial Statements................................................................21 - 38

          2.   Financial Statement Schedule

          Report of Independent Auditors on Financial Statement Schedule.................................................46
          Schedule II - Valuation and Qualifying Accounts................................................................47

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits                                                                Page
                                                                           ----
Exhibits
- --------

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

Exhibit 4       Amended and restated Credit  Agreement  between Farrel       N/A
                Corporation  and  Chase  Manhattan  Bank dated January
                23, 1998. Filed as an exhibit to the Registrant's Form
                10K for the year ended December 31, 1997.

Exhibit 4       First  amendment  to the amended and  restated  Credit
                Agreement   Between  Farrel   Corporation   and  Chase
                Manhattan  Bank dated  November 30, 1998.  Filed as an
                exhibit to  the  Registrants's Form 10K  For  the year       N/A
                ended December 31, 1998.

Exhibit 4       Notice  of   commitment   reduction   between   Farrel
                Corporation   and  The  Chase  Manhattan  Bank  dated        48
                October 16, 2000.

Exhibit 4       Second  amendment  to the amended an  restated  Credit
                Agreement   between  Farrel   Corporation   and  Chase       49
                Manhattan Bank dated December 27, 2000.

Exhibit 4       Notice  of   commitment   reduction   between   Farrel
                Corporation  and The Chase  Manhattan Bank dated March       51
                28, 2001.

Exhibit 10(b)   Employment  Agreement between Rolf K. Liebergesell and
                the  Registrant,  dated November 1, 1991.  Filed as an
                exhibit to the Registrant's  Registration Statement as
                Form S-1 (No.  33-43539)  and  incorporated  herein by
                reference.                                                   N/A

Exhibit 10(b)   First Amendment to Employment  Agreement  between Rolf       N/A
                K.   Liebergesell  and  registrant   effective  as  of
                December   1,  1997,   filed  as  an  exhibit  to  the
                Registrants  Form 10Q for the quarter  ended March 29,
                1998.

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

Exhibit 10(k)   Agreement  of  Purchase  and Sale of certain  property
                located in Derby, CT between National RE/sources Acquisition, LLC and Farrel Corporation dated July 17,
                1998, and  reinstatement  agreement  dated October 15,
                1998.  Filed  as  an  exhibit  to  the  Registrants's        N/A
                Form 10K for the year ended December 31, 1998.

Exhibit 11      Statement re: Computation of per share earnings.             34

Exhibit 21 Subsidiaries - Filed as an exhibit to the Registrant's Registration Statement as Form S-1 (No. 33-43539) and
                incorporated herein by reference.                            N/A

Exhibit 23      Consent of Ernst & Young LLP

Exhibit 27      Financial Data Schedule



(b)  Reports on Form 8K.

No such reports were filed by the Company during the year ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Farrel Corporation

                                     /s/ Walter C. Lazarcheck
                                     -----------------------------------
                                     Walter C. Lazarcheck
                                     Vice President and Chief Financial Officer

                                     March 29, 2001
                                     -----------------------------------
                                     Date

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                                Date
- ---------                      -----                                ----

/s/ Rolf K. Liebergesell       Chief Executive Officer,        March 29, 2001
- -------------------------      President and Chairman       --------------------
Rolf K. Liebergesell           of the Board


/s/ Walter C. Lazarcheck       Vice President - Chief          March 29, 2001
- -------------------------      Financial Officer            --------------------
Walter C. Lazarcheck           (Chief Accounting Officer)


/s/ Charles S. Jones           Director                        March 29, 2001
- -------------------------                                   --------------------
Charles S. Jones


/s/ James A. Purdy             Director                        March 29, 2001
- -------------------------                                   --------------------
James A. Purdy


/s/ Howard J. Aibel            Director                        March 29, 2001
- -------------------------                                   --------------------
Howard J. Aibel


/s/ Glenn Angiolillo           Director                        March 29, 2001
- -------------------------                                   --------------------
Glenn Angiolillo


/s/ Alberto Shaio              Director                        March 29, 2001
- -------------------------                                   --------------------
Alberto Shaio

                        Report of Independent Auditors on
                    Consolidated Financial Statement Schedule


The Board of Directors and Stockholders
Farrel Corporation

We have audited the consolidated financial statements of Farrel Corporation as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 15, 2001, except for Note 8 as to which the date is March 28, 2001 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule for the years ended December 31, 2000, 1999 and 1998 listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                              Ernst & Young LLP

Stamford, Connecticut
February 15, 2001

                                                                     SCHEDULE II


                               FARREL CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS



The allowances for doubtful receivables and reserves for excess and obsolete inventory items have been deducted in the balance sheets from the assets to which they apply. The accrued installation and warranty costs are shown as liabilities in the balance sheet.

COLUMN A                              COLUMN B          COLUMN C             COLUMN D       COLUMN E
- -----------------------------------  ----------  -----------------------  -------------  -------------
                                                              Charged
                                     Balance at  Charged to  (credited)
                                     beginning   Costs and    to other                     Balance at
Name of Debtor                       of period    Expenses  accounts (1)  Deductions(2)  end of period
- -----------------------------------  ----------  -----------------------  -------------  -------------
Year ended 12/31/98
- -------------------
Allowance for doubtful
  Receivables ...................     $   179     $   261        --         ($  143)         $   297
Reserve for excess and obsolete
  inventory items ...............     $   751     $   916     $     3       ($  120)         $ 1,550
Accrued warranty costs ..........     $ 1,326     $ 2,282     $     2       ($1,927)         $ 1,683
Year ended 12/31/99
- -------------------
Allowance for doubtful
  Receivables ...................     $   297     $   163     ($    4)      ($  271)         $   185
Reserve for excess and obsolete
  inventory items ...............     $ 1,550     $   106     ($   21)      ($  281)         $ 1,354
Accrued warranty costs ..........     $ 1,683     $ 1,426     ($   30)      ($1,450)         $ 1,629
Year ended 12/31/00
- -------------------
Allowance for doubtful
  Receivables ...................     $   185     $   194     $     1       ($  241)         $   139
Reserve for excess and obsolete
  inventory items ...............     $ 1,354     $   379     ($   18)      ($  271)         $ 1,444
Accrued warranty costs ..........     $ 1,629     $ 1,285     $    22       ($1,861)         $ 1,075



(1) Represents foreign currency translation adjustments charged or credited to stockholders' equity.

(2) Represents accounts receivable written off, obsolete inventory items written off, reductions in accrued warranty costs to reflect expenditures incurred.

                                                                       EXHIBIT 4

                         NOTICE OF COMMITMENT REDUCTION

WHEREAS, Farrel Corporation, Farrel Limited, and Farrel Shaw Limited (each of the foregoing entities is referred to herein individually as a "Borrower" and, collectively, as the "Borrowers"), and the Chase Manhattan Bank ("Bank") are parties to an Amended and Restated Credit Agreement dated as of January 23, 1998 (the "Credit Agreement").

WHEREAS, the Borrowers desire to reduce the amount of the Revolving Credit Commitment (as used herein, capitalized terms shall have the meanings set forth in the Credit Agreement).

NOW THEREFORE,

1. Each Borrower hereby gives notice to the Banks, pursuant to Section 2.07 of the Credit Agreement, of the permanent reduction of the Revolving Credit Commitment to the amount of $14,500,000.

2. Each Borrower hereby represents and warrants to the Banks that: (i) the covenants, representations and warranties set forth in the Credit Agreement and in each of the other Facility Documents are true and correct on and as of the date hereof as if made on an as of said date; (ii) no Event of Default specified in the Facility Document and no event which, with the giving of notice or lapse of time or both, would become such as Event of Default has occurred and is continuing; and (iii) since April 23, 1997, there has been no materials adverse change in the financial condition or business operations of the Borrower which has not been disclosed to the Banks.

     IN WITNESS WHEREOF, the Borrowers hereto have caused this Notice to be duly executed of the 16th day of October, 2000.

FARREL CORPORATION                              FARREL LIMITED

By:/s/Rolf K. Liebergesell.                     By:/s/Rolf K. Liebergesell
   ------------------------                       -------------------------
    Rolf K. Liebergesell                            Rolf K. Liebergesell
    President and CEO.                              Director

FARREL SHAW LIMITED                             THE CHASE MANHATTAN BANK

By:/s/Rolf K. Liebergesell.                     By:/s/ Thomas D. McCormick
   ------------------------                        -----------------------
    Rolf K. Liebergesell                            Name:  Thomas D. McCormick
    Director                                        Title:   Vice President

                      SECOND AMENDMENT TO CREDIT AGREEMENT

         This Second Amendment to an Amended and Restated Credit Agreement dated as of January 23, 1998 (the "Credit Agreement") among Farrel Corporation, a corporation organized under the laws of Delaware (the "U.S. Company"), Farrel Limited, a corporation organized under the laws of England and Wales ("Farrel Limited") and Farrel Shaw Limited, a corporation organized under the laws of England and Wales ("Farrel Shaw" and together with Farrel Limited, the "U.K. Companies") (each of the foregoing entities is referred to herein individually as a "Borrower" and, collectively, as the "Borrowers") and The Chase Manhattan Bank, a New York banking corporation (the "Bank") is dated as of December 27, 2000 ("Agreement").

         WHEREAS, the Borrowers and the Bank have entered into that certain Credit Agreement pursuant to which the Bank has extended credit to the Borrowers evidenced by certain Promissory Notes (as amended, the "Notes") issued by the Borrowers;

         WHEREAS, the Borrowers and the Bank have agreed to enter into this Agreement to provide for the amendment to certain terms and covenants; and

         WHEREAS, the Facility Documents, as amended and supplemented by this Agreement and as each may be amended or supplemented from time to time, are referred to herein as the "Amended Facility Documents".

         NOW THEREFORE, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, each of the Borrowers and the Bank hereby consent and agree to the amendments to the Credit Agreement set forth below:

                    ARTICLE 1. DEFINITIONS; ACCOUNTING TERMS

         Section 1.0.1 Definitions. The terms used herein and not defined herein shall have the meanings assigned to such terms in the Credit Agreement.

         "Revolving Credit Termination Date" is restated to mean February 15, 2002. The remainder of the definition remains unchanged.

         "Variable Rate" means, for any day, (a) in the case of Dollar borrowings, the higher of (i) the Federal Funds Rate for such day plus1/4of one percent and (ii) the U.S. Prime Rate for such day, and (b) in the case of Pounds Sterling borrowings, the U.K. Base Rate plus two and 1/4 percent.

                              ARTICLE 2. THE CREDIT

         Section 2.01(iii)(A). LETTER OF CREDIT COMMISSION. The rate per annum referenced in Section 2.01 (iii)(A) shall be changed from 7/8 of one percent to 1.25%.

                         ARTICLE 8. FINANCIAL COVENANTS

         Section 8.03. INTEREST COVERAGE. The existing covenant is deleted in its entirety and replaced by the following: Effective September 30, 2001, the Borrowers shall maintain at all times a ratio of EBIT for the period of the four cumulative consecutive fiscal quarters then ending to Interest Expense of not less than 2.75 to 1. Effective December 31, 2001, the Borrowers shall maintain at all times a ratio of EBIT for the period of the four cumulative consecutive fiscal quarters then ending to Interest Expense of not less than 3.00 to 1.

         Section 8.05. DEBT SERVICE COVERAGE. The existing covenant is deleted in its entirety and replaced by the following: Effective December 31, 2001, the Borrowers shall maintain for each fiscal year a ratio of (a) EBITDA minus Capital Expenditures to (b) Debt Service Charges of not less than 1.00 to 1.

          All other terms and conditions of the Credit Agreement shall remain unchanged.

         1. REPRESENTATIONS. The Borrowers hereby represent and warrant to the Bank that: (i) the covenants, representations and warranties set forth in the Credit Agreement are true and correct on and as of the date of execution hereof as if made on and as of said date and as if each reference therein to the Credit Agreement were a reference to the Credit Agreement as amended by this Agreement;
(ii) no Event of Default specified in the Credit Agreement and no event, which, with the giving of notice or lapse of time or both, would become such an Event of Default has occurred and is continuing, (iii) since the date of the Credit Agreement, there has been no material adverse change in the financial condition or business operations of the Borrowers which has not been disclosed to Bank; and (iv) the making and performance by the Borrowers of this Agreement have been duly authorized by all necessary organizational action.

         2. CONDITIONS OF EFFECTIVENESS. This Agreement shall become effective when and only when Bank shall have received counterparts of this Agreement executed by Borrowers and Bank, and Bank shall have additionally received the following:

                  A.   This Agreement fully executed by Borrowers.

                  B.   Payment of a $5,000 Amendment Fee.

         3. REFERENCE TO AND EFFECT ON FACILITY DOCUMENTS.

                  A. Upon the effectiveness hereof, each reference in the Credit Agreement to "this Agreement," "hereunder," "hereof," "herein," or words of like import, and each reference in the other Facility Documents to the Credit Agreement shall mean and be a reference to the Credit Agreement as amended hereby.

                  B. Except as specifically amended above, the Credit Agreement, and all other Facility Documents shall remain in full force and effect and are hereby ratified and confirmed.

                  C. The execution, delivery and effectiveness of this Agreement shall not operate as a waiver of any right, power or remedy of Bank under any of the Facility Documents, nor constitute a waiver of any provision of any of the Facility Documents.

         4. COSTS AND EXPENSES. Borrowers agrees to pay on demand all costs and expenses of Bank in connection with the preparation, execution and delivery of this Agreement and the other documents related hereto, including the fees and out-of-pocket expenses of counsel for Bank.

         5. GOVERNING LAW. This Agreement shall be governed and construed in accordance with the laws of the State of Connecticut without regard to any conflicts-of-laws rules which would require the application of the laws of any other jurisdiction.

         6. HEADINGS. Section headings in this Agreement are included herein for convenience of reference only and shall not constitute a part of this Agreement for any other purpose.

         7. EXECUTION IN COUNTERPARTS. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all or which taken together shall constitute but one and the same instrument.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day first above written.



FARREL CORPORATION                             FARREL LIMITED

By:/s/ Rolf K. Liebergesell                    By: /s/ Rolf K. Liebergesell
   -----------------------------------------      ------------------------------
Print Name: Rolf K. Liebergesell               Print Name: Rolf K. Liebergesell
           ---------------------------------              ----------------------
Title: President and Chief Executive Officer   Title: Director
      --------------------------------------         ---------------------------
FARREL SHAW LIMITED                            THE CHASE MANHATTAN BANK

By: /s/ Rolf K. Liebergesell                   By: /s/ Thomas D. McCormick
    ----------------------------------------      ------------------------------
Print Name:  Rolf K. Liebergesell                       Thomas D. McCormick
           ---------------------------------            Vice President
Title: Director
      --------------------------------------

                         NOTICE OF COMMITMENT REDUCTION

         WHEREAS, Farrel Corporation, Farrel Limited, and Farrel Shaw Limited (each of the foregoing entities is referred to herein individually as a "Borrower" and, collectively, as the "Borrowers"), and The Chase Manhattan Bank ("Bank") are parties to an Amended and Restated Credit Agreement dated as of January 23, 1998 (the "Credit Agreement"), as amended.

         WHEREAS, the Borrowers desire to reduce the amount of the Revolving Credit Commitment (as used herein, capitalized terms shall have the meanings set forth in the Credit Agreement).

         NOW THEREFORE,

         1. Each Borrower  hereby gives notice to the Bank,  pursuant to Section
2.07 of the Credit Agreement, of the permanent reduction of the Revolving Credit Commitment to the amount of $7,500,000.

         2. Each Borrower hereby represents and warrants to the Bank that: (i) the covenants, representations and warranties set forth in the Credit Agreement and in each of the other Facility Documents are true and correct on and as of the date hereof as if made on and as of said date; (ii) no Event of Default specified in the Facility Document and no event which, with the giving of notice or lapse of time or both, would become such an Event of Default has occurred and is continuing; and (iii) since April 23, 1997 there has been no material adverse change in the financial condition or business operations of the Borrower which has not been disclosed to the Bank.

         IN WITNESS WHEREOF, the Borrowers hereto have caused this Notice to be duly executed as of the 28 day of March, 2001.


FARREL CORPORATION                             FARREL LIMITED

By:/s/ Rolf K. Liebergesell                    By: /s/ Rolf K. Liebergesell
   -----------------------------------------      ------------------------------
Print Name: Rolf K. Liebergesell               Print Name: Rolf K. Liebergesell
           ---------------------------------              ----------------------
Title: President and Chief Executive Officer   Title: Director
      --------------------------------------         ---------------------------
FARREL SHAW LIMITED                            THE CHASE MANHATTAN BANK

By: /s/ Rolf K. Liebergesell                   By: /s/ Thomas D. McCormick
    ----------------------------------------      ------------------------------
Print Name:  Rolf K. Liebergesell                       Thomas D. McCormick
           ---------------------------------            Vice President
Title: Director
      --------------------------------------