Form 10-Q
period 2001-04-01
FARREL CORP
filed 2001-05-16
CIK 34645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE                                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE                                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                 to
Commission file number 0 -19703

                                    Farrel Corporation
(Exact name of registrant as specified in its charter)

DELAWARE	22-2689245
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.

25 Main Street, Ansonia, Connecticut, 06401
(Address of principal executive offices  (Zip Code)

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

               Yes [ X ]   No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          CLASS                                      OUTSTANDING AT May 9, 2001

Common Stock (Voting), $.01 par value                                 5,228,461

                               Farrel Corporation

                                     Index

                                                                       Page

Part I.  Financial Information

            Consolidated Balance Sheets -
            April 1, 2001 and December 31, 2000                           3

            Consolidated Statements of Operations -
            Three Months Ended April 1, 2001
              and April 2, 2000                                           4

            Consolidated Statements of Cash Flows -
            Three Months Ended April 1, 2001
              and April 2, 2000                                           5

            Notes to Consolidated Financial Statements                6 - 7

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      8 - 10

Part II.  Other Information
           11

            Exhibit 11 - Computation of Earnings Per Share               12

                         Part I - Financial Information

                               FARREL CORPORATION
                               ------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        (In thousands, except share data)

                                                       April 1,  December 31,
                                                       --------  ------------
                                                         2001        2000
                                                       --------    --------
                                                      (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents .......................   $  3,290    $  2,486
   Accounts receivable, net of allowance for
      doubtful accounts of $118 and $139,
      respectively .................................      8,679      13,607
   Inventory .......................................     14,209      12,411
   Deferred income taxes ...........................        793         793
   Other current assets ............................      1,398       1,284
                                                       --------    --------
                 Total current assets ..............     28,369      30,581
   Property, plant and equipment - net
      of accumulated depreciation of $14,063 and
      $14,037, respectively ........................      8,771       9,538
   Prepaid pension costs ...........................      3,485       3,514
   Other assets ....................................        248         299
                                                       --------    --------
      Total assets .................................   $ 40,873    $ 43,932
                                                       ========    ========
LIABILITIES & STOCKHOLDERS' EQUITY
   Current Liabilities:
      Accounts payable .............................   $  5,698    $  6,400
      Accrued expenses & taxes .....................      1,255       1,660
      Advances from customers ......................      5,717       5,948
      Accrued warranty costs .......................      1,012       1,075
      Short - term debt ............................        850       1,194
                                                       --------    --------
      Total current liabilities ....................     14,532      16,277
   Long - term debt ................................      1,133       1,194
   Postretirement benefit obligation ...............      1,108       1,118
   Deferred income taxes ...........................      1,231       1,380
   Commitments and contingencies ...................       --          --
                                                       --------    --------
      Total liabilities ............................     18,004      19,969
                                                       --------    --------
   Stockholders' equity:
      Preferred stock, par value $100, 1,000,000 ...       --          --
           shares authorized, no shares issued
      Common stock, par value $.01,
           10,000,000 shares authorized,
            6,142,106 shares issued ................         61          61
      Paid in capital ..............................     19,295      19,295
      Treasury stock, 912,045 shares at
           April 1, 2001 and December 31, 2000 .....     (2,529)     (2,529)
      Retained earnings ............................      7,723       8,330
      Accumulated other comprehensive loss .........     (1,681)     (1,194)
                                                       --------    --------
           Total stockholders' equity ..............     22,869      23,963
                                                       --------    --------
Total liabilities and stockholders' equity .........   $ 40,873    $ 43,932
                                                       ========    ========

     See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                               ------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                      (In thousands, except per share data)
                      -------------------------------------

                                               Three Months Ended
                                               ------------------
                                           April 1,           April 2,
                                             2001               2000
                                             ----               ----
                                          (unaudited)        (unaudited)
Net sales .........................       $    11,080        $    11,555

Cost of sales .....................             8,608              9,478
                                          -----------        -----------

Gross margin ......................             2,472              2,077

Operating expenses:

    Selling .......................             1,302              1,597

    General & administrative ......             1,711              2,122

    Research & development ........               444                437
                                          -----------        -----------

Total operating expenses ..........             3,457              4,156
                                          -----------        -----------

Operating loss ....................              (985)            (2,079)

Interest income ...................                52                 85

Interest expense ..................               (42)               (72)

Other expense, net ................                19               (100)
                                          -----------        -----------

Loss before income taxes ..........              (956)            (2,166)

Benefit for income taxes ..........               349                686
                                          -----------        -----------

Net  loss .........................      ($       607)      ($     1,480)
                                          ===========        ===========

Per share data:

Basic and Diluted net loss
    per common share ..............      ($      0.12)      ($      0.28)
                                          ===========        ===========
Average shares outstanding:
   Basic ..........................         5,230,061          5,250,061
                                          ===========        ===========
   Diluted ........................         5,230,061          5,250,061
                                          ===========        ===========
Dividends declared ................       $      0.00        $      0.04
                                          ===========        ===========

           See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                               ------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (In thousands)
                                                            Three Months Ended
                                                            ------------------
                                                           April 1,    April 2,
                                                           --------    --------
                                                             2001        2000
                                                             ----        ----
                                                         (Unaudited) (Unaudited)
Cash flows from operating activities:
  Net (loss) ...........................................   ($  607)   ($1,480)
  Adjustments to reconcile net (loss) to net
  cash provided by (used in) operating activities:
    Gain on disposal of fixed assets ...................      (151)      --
    Depreciation and amortization ......................       430        521
    Decrease in accounts receivable ....................     4,694      6,477
    Increase in inventory ..............................    (2,122)    (3,642)
    Increase in prepaid pension costs ..................      (105)      (400)
    Decrease in accounts payable .......................      (537)      (876)
    Increase in customer advances ......................       (16)     2,451
    Decrease in accrued expenses and taxes .............      (508)    (1,207)
    Decrease in accrued warranty costs .................       (45)       (74)
    Increase (decrease) in deferred income taxes .......      (108)        44
    Other ..............................................       (55)         7
                                                           -------    -------
    Total adjustments ..................................     1,477      3,301
                                                           -------    -------
    Net cash provided by (used in) operating activities        870      1,821
                                                           -------    -------
Cash flows from investing activities:
    Proceeds from disposal of fixed assets .............       374       --
    Purchases of property, plant and equipment .........       (87)      (135)
                                                           -------    -------
    Net cash (used in) provided by investing activities        287       (135)
                                                           -------    -------
Cash flows from financing activities:
    Payments of short-term borrowing, net ..............      (289)      --
    Dividends paid .....................................      --         (210)
                                                           -------    -------
    Net cash used by financing activities ..............      (289)      (210)
                                                           -------    -------
Effect of foreign currency exchange rate changes on cash       (64)       (49)
                                                           -------    -------
Net increase in cash and cash equivalents ..............       804      1,427
    Cash and cash equivalents - Beginning of period ....     2,486      6,069
                                                           -------    -------
    Cash and cash equivalents - End of period ..........   $ 3,290    $ 7,496
                                                           =======    =======

Income taxes paid ......................................   $    17    $    78
                                                           =======    =======
Interest paid ..........................................   $    42    $     1
                                                           =======    =======

           See Accompanying Notes to Consolidated Financial Statements

Farrel Corporation
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the consolidated financial position of Farrel Corporation ("Farrel" or "the Company") as of April 1, 2001, and the consolidated results of its operations and its cash flows for the three month periods ended April 1, 2001 and April 2, 2000. These results are not necessarily indicative of results to be expected for the full fiscal year. The statements should be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report and Form 10-K for the year ended December 31, 2000.

Note 2 - Inventory

          Inventory is comprised of the following:
                                            April 1,             December 31,
                                            --------             ------------
                                              2001                   2000
                                              ----                   ----
                                                     (In thousands)
    Stock and raw materials..........        $ 8,343                $ 7,997
    Work-in process..................          5,866                  4,414
                                             -------                -------
    Total............................        $14,209                $12,411
                                             =======                =======

Note 3 - Comprehensive Income (loss)

          The components of other comprehensive income (loss) are as follows:
                                                      Three Months Ended
                                                      April 1,   April 2,
                                                      -------    -------
                                                        2001       2000
                                                      -------    -------
                                                        (In thousands)

Net (loss) ........................................   $  (607)   $(1,480)
Foreign currency translation adjustments ..........      (487)      (171)
                                                      -------    -------
Other comprehensive (loss) ........................   $(1,094)   $(1,651)
                                                      =======    =======

          Accumulated other comprehensive expense consists of foreign currency translation adjustments at April 1, 2001 and December 31, 2000.

Note 4 – Segment Information

          The Company's operations are considered one operating segment. The Company's products consist of new machines, aftermarket and spare parts and repair related services. The Company's products and services are sold to commercial manufacturers in the plastic and rubber industries. The manufacturing, assembly and distribution of the Company's products are essentially the same.

Note 5 – Impact of Recently Issued Accounting Standards

          In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company was required to adopt on January 1, 2001. The Statement provides a new method of accounting for derivatives and hedges. The adoption of this Statement did not have a significant effect on the Company's results of operations or financial position.

          The Company has entered into foreign exchange forward contracts which are designated as fair value hedges of accounts receivable and future receivables related to customer orders in backlog. The Company, from time to time, enters into foreign exchange forward contracts to hedge certain firm commitments which are denominated in currencies other than the Company's operating currencies.

          As of April 1, 2001, all of the Company's foreign exchange forward contracts were designated as fair value hedges. There were no ineffective portions, as defined under FAS133, during the quarter ended April 1, 2001. As such, there were no charges to the statement of operations during the quarter ended April 1, 2001, related to these contracts.

Note 6 – Restatement of Prior Year Balances

          Prior year balances have been restated to reflect the adoption of SEC Staff Accounting Bulletin 101 (“Revenue Recognition”) and EITF00-10 (“Accounting for Shipping and Handling Costs”). The Company was required to adopt these accounting guidelines in the fourth quarter of 2000. The adoption required restatement of prior periods.

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

Results of Operations

Three Months Ended April 1, 2001 Compared To The Three Months Ended April 2, 2000

          Net sales for the three month period ended April 1, 2001 were $11.1 million compared to $11.6 million for the three month period ended April 2, 2000, a decrease of $0.5 million. The timing of the Company's sales, particularly new machines sales, is highly dependent on when an order is received, the amount of lead time from receipt of order to delivery and specific customer requirements. The Company operates in markets which are extremely competitive with cyclical demand. Many of the Company's customers and markets operate at less than full capacity and certain remain particularly competitive and are subject to local economic events.

          Orders received for the three month period ended April 1, 2001 were $9.6 million compared to $11.0 million for the three month period ended April 2, 2000. The decline in incoming orders is due to weak market conditions faced by the Company.

          The Company's products are primarily supplied to manufacturers and represent capital commitments for new plants, expansion or modernization. In the case of major equipment orders, up to 12 months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may represent orders received in the current or previous periods during which time economic conditions in various geographic markets of the world impact the Company's level of order intake. Many of the Company's traditional customers and markets are operating with excess capacity thereby reducing the number of projects for plant expansion and modernization. The Company is experiencing increased pricing pressures from competitors in an overall smaller market. In addition, since its inception, the decline in the value of the Euro versus the U.S. dollar and British pound sterling has increased pricing pressures. Over the longer term, these conditions are resulting in customer orders with lower margins and lost business. Further, the cyclical nature of industry demand and, therefore, the timing of order intake may effect the Company's quarterly results of operations. The Company's ability to maintain and increase net sales depends upon a strengthening and stability in the Company's traditional markets and its ability to control costs to effectively compete in its current markets. There can be no assurance that the current level of orders will continue, that market conditions will not worsen, or that improvements in the Company's traditional markets will lead to increased orders for the Company's products.

          The level of backlog considered firm by management at April 1, 2001 was $26.2 million compared to $27.7 million at December 31, 2000, and $28.3 million at April 2, 2000.

          Gross margin for the three month period ended April 1, 2001 was $2.5 million compared to $2.1 million for the three month period ended April 2, 2000, an increase of $0.4 million. The margin percentage for the three month period ended April 1, 2001 was 22.3% compared to 17.8% for the three month period ended April 2, 2000. The increase in gross margin and gross margin as a percent of sales is primarily due to changes in product mix.

          Operating expenses for the three month period ended April 1, 2001 were $3.5 million compared to $4.2 million for the three month period ended April 2, 2000, a decrease of $0.7 million primarily due to lower payroll and related expenses.

          Interest income for the three month period ended April 1, 2001, was $52,000 compared to $85,000 for the three month period ended April 2, 2000, a decrease of $33,000. The decrease is primarily due to lower average cash balances available for investing.

          Interest expense for the three month period ended April 1, 2001 was $42,000 compared to $72,000 for the three month period ended April 2, 2000, a decrease of $30,000. The decrease is due to lower borrowings.

          The Company provides for income taxes in the jurisdictions in which it pays income taxes at the statutory rates in effect in each jurisdiction, adjusted for permanent differences in determining income for financial reporting and income tax purposes. The effective income tax rate was 36.5% for the three month period ended April 2, 2001, compared to 31.7% for the three month period ended April 2, 2000. The charge in the effective tax rate is a result of the change in the proportion of income (loss) generated in different taxing jurisdictions.

Material Contingencies

          In February 1995, the Company and Black & Decker Corporation ("Black and Decker") entered into a Settlement Agreement pursuant to which Black & Decker agreed to assume full responsibility for the investigation and remediation of any pre-May 12, 1986 environmental contamination at the Company's Ansonia and Derby, Connecticut facilities, as required by the Connecticut Department of Environmental Protection ("DEP"). A preliminary environmental assessment of the Company's properties in Ansonia and Derby, Connecticut has been conducted by Black & Decker. Although the assessment is still being evaluated by the DEP, on the basis of the preliminary data now available there is no reason to believe that any remediation activities which might be required as a result of the findings of the assessment will have a material effect upon the capital expenditures, results of operations or the competitive position of the Company.

Liquidity and Capital Resources; Capital Expenditures

          Working capital and the working capital ratio at April 1, 2001 were $13.8 million and 2.0 to 1, respectively, compared to $14.3 million and 1.9 to 1 at December 31, 2000, respectively. During the three months ended April 1, 2001, the Company paid no dividends. The Company's ability to pay dividends in the future is generally limited under its credit facility described below to the aggregate of (a) 25% of net income during the most recently completed four fiscal quarters after deducting distributions previously made and (b) purchases by the Company of its common stock during the same period, without the consent of and/or waiver by the Company's bank.

          Due to the nature of the Company's business, many sales are of a large dollar amount. Consequently, the timing of recording such sales may cause the balances in accounts receivable and/or inventory to fluctuate dramatically between quarters and may result in significant fluctuations in cash provided by operations. Historically, the Company has not experienced significant problems regarding the collection of accounts receivable. The Company has also generally financed its operations with cash generated by operations, progress payments from customers and borrowings under its bank credit facilities. Management anticipates that its cash balances, operating cash flows and available credit line will be adequate to fund anticipated capital commitments and working capital requirements for at least the next twelve months. The Company made capital expenditures of $87,000 and $135,000 during the three month periods ended April 1, 2001 and April 2, 2000, respectively.

          The Company has a worldwide $7.5 million multi-currency revolving credit and letter of credit facility, as amended, with a major U.S. bank. The facility contains combined limits on direct borrowings and letters of credit issuance's based upon stipulated percentages of accounts receivable, inventory and backlog. The facility also contains covenants specifying minimum and maximum operating thresholds for operating results and selected financial ratios. There can be no assurance that the Company will achieve the required thresholds in the future. The agreement contains certain restrictions on the making of investments, on borrowings and on the sale of assets. There were $4.8 million and $4.9 million of letters of credit outstanding at April 1, 2001 and December 31, 2000, respectively. At April 2, 2000 and December 31, 2000, there were $2.1 million and $2.4 million, respectively, outstanding under a term loan.

Impact of Recently Issued Accounting Standards

          In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company was required to adopt on January 1, 2001. The Statement provides a new method of accounting for derivatives and hedges. The adoption of this Statement did not have a significant effect on the Company's results of operations or financial position.

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
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                 ----------------------------------------------
                 (In thousands, except per share and share data)
                 -----------------------------------------------

                                                        Three Months Ended
                                                     ------------------------
                                                     April 1,       April 2,
                                                       2001           2000
                                                       ----           ----

   Net (loss) applicable to common stock ......... ($      607)   ($    1,480)
                                                    ==========     ==========
   Weighted average number of common
   shares outstanding -  Basic earnings per share    5,230,061      5,250,061

   Effect of dilutive stock and purchase  options        --             --
                                                    ----------     ----------

   Weighted average number of common
   shares outstanding - Diluted earnings per share   5,230,061      5,250,061
                                                    ==========     ==========

   Net (loss) per common
     share - Basic ............................... ($     0.12)   ($     0.28)
                                                    ==========     ==========
     share - Fully diluted ....................... ($     0.12)   ($     0.28)
                                                    ==========     ==========

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                        FARREL CORPORATION
                                                        REGISTRANT

DATE: 5/15/01	/s/ Rolf K. Liebergesell
ROLF K. LIEBERGESELL
CHIEF EXECUTIVE OFFICER,
PRESIDENT AND CHAIRMAN OF THE BOARD
DATE: 5/15/01	/s/ Walter C. Lazarcheck
WALTER C. LAZARCHECK
VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
(CHIEF ACCOUNTING OFFICER)