Form 10-Q
period 2001-07-01
FARREL CORP
filed 2001-08-15
CIK 34645

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

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

Yes         No
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest practicable date.

          CLASS                          OUTSTANDING AT AUGUST 10, 2001

    Common Stock (Voting), $.01 par value                5,228,461

                               Farrel Corporation

                                      Index

                                                                          Page

Part I.  Financial Information

              Consolidated Balance Sheets -
              July 1, 2001 and December 31, 2000                            3

              Consolidated Statements of Operations -
              Three and six months ended July 1, 2001
              and July 2, 2000                                              4

              Consolidated Statements of Cash Flows -
              Six months ended July 1, 2001
              and July 2, 2000                                              5

              Notes to Consolidated Financial Statements                    6

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           8

Part II.      Other Information                                            12

              Exhibit 11 - Computation of Earnings Per Share               13

                                  Page 2 of 14

                         Part I - Financial Information
                               FARREL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                                                                      July 1,   December 31,
                                                                                                       2001         2000
ASSETS                                                                                             (Unaudited)
           Current Assets:
                 Cash and cash equivalents ......................................................    $  4,559     $  2,486
                 Accounts receivable, net of allowance for
                    doubtful accounts of  $98 and $139, respectively ............................       6,262       13,607
                 Inventory ......................................................................      14,187       12,411
                 Deferred income taxes ..........................................................         793          793
                 Other current assets ...........................................................       1,635        1,284
                                                                                                     --------     --------
                               Total current assets .............................................      27,436       30,581
                 Property, plant and equipment - net of accumulated
                    depreciation of  $14,510 and $14,037, respectively ..........................       8,578        9,538
                 Prepaid pension costs ..........................................................       3,589        3,514
                 Other assets ...................................................................         212          299
                                                                                                     --------     --------
                 Total Assets ...................................................................    $ 39,815     $ 43,932
                                                                                                     ========     ========
LIABILITIES & STOCKHOLDERS' EQUITY
           Current Liabilities:
                 Accounts payable ...............................................................    $  5,606     $  6,400
                 Accrued expenses & taxes payable ...............................................         870        1,660
                 Advances from customers ........................................................       5,746        5,948
                 Accrued warranty costs .........................................................         834        1,075
                 Short — term debt ..............................................................         661        1,194
                                                                                                     --------     --------
                                Total current liabilities .......................................      13,717       16,277
           Long — term debt .....................................................................       1,320        1,194
           Postretirement benefit obligation ....................................................       1,097        1,118
           Deferred income taxes ................................................................       1,391        1,380
           Commitments and contingencies ........................................................        --           --
                                                                                                     --------     --------
                                Total Liabilities ...............................................      17,525       19,969
                                                                                                     --------     --------
           Stockholders' Equity:
                 Preferred stock, par value $100, 1,000,000
                      shares authorized, no shares issued
                 Common stock, par value $.01,
                      10,000,000 shares authorized,
                      6,142,106 shares issued ...................................................          61           61
                 Paid in capital ................................................................      19,295       19,295
                 Treasury stock, 913,645 shares at
                    July 1, 2001 and 912,045 shares at December 31, 2000 ........................      (2,534)      (2,529)
                 Retained earnings ..............................................................       7,150        8,330
                 Accumulated other comprehensive expense ........................................      (1,682)      (1,194)
                                                                                                     --------     --------
                                Total Stockholders' Equity ......................................      22,290       23,963
                                                                                                     --------     --------
           Total Liabilities and Stockholders’ Equity ...........................................    $ 39,815     $ 43,932
                                                                                                     ========     ========
           See Accompanying Notes to Consolidated Financial Statements

                                  Page 3 of 14

                               FARREL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share and share data)

                                                  Three Months Ended               Six Months Ended
                                                July 1,         July 2,         July 1,         July 2,
                                                 2001            2000            2001            2000
                                                     (Unaudited)                     (Unaudited)
Net sales ...............................    $    12,355     $    15,270     $    23,435     $    26,825

Cost of sales ...........................          9,937          11,273          18,545          20,751
                                             -----------     -----------     -----------     -----------

Gross margin ............................          2,418           3,997           4,890           6,074

Operating expenses:

    Selling .............................          1,260           1,912           2,562           3,499

    General & administrative ............          1,611           1,939           3,322           4,071

    Research & development ..............            376             412             820             849
                                             -----------     -----------     -----------     -----------

Total operating expenses ................          3,247           4,263           6,704           8,419
                                             -----------     -----------     -----------     -----------

Operating  loss .........................           (829)           (266)         (1,814)         (2,345)

Interest income .........................             36              63              88             148

Interest expense ........................            (36)            (72)            (78)           (144)

Other income (expense), net .............            (68)             44             (49)            (56)
                                             -----------     -----------     -----------     -----------

Loss before income taxes ................           (897)           (231)         (1,853)         (2,397)

Benefit for income taxes ................           (324)            (99)           (673)           (785)
                                             -----------     -----------     -----------     -----------

Net loss ................................    $      (573)    $      (132)    $    (1,180)    $    (1,612)
                                             ===========     ===========     ===========     ===========

Per share data:

Basic and Diluted loss per
  common share ..........................    $     (0.11)    $     (0.03)    $     (0.23)    $     (0.31)
                                             ===========     ===========     ===========     ===========
Average shares outstanding:
  Basic .................................      5,228,563       5,250,061       5,229,251       5,250,061
                                             ===========     ===========     ===========     ===========
  Diluted ...............................      5,228,563       5,250,061       5,229,251       5,250,061
                                             ===========     ===========     ===========     ===========
  Dividends per share ...................    $      0.00     $      0.04     $      0.00     $      0.08
                                             ===========     ===========     ===========     ===========
           See Accompanying Notes to Consolidated Financial Statements

                                  Page 4 of 14

                               FARREL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                Six Months Ended
                                                                                July 1,    July 2,
                                                                                 2001       2000
                                                                             (Unaudited) (Unaudited)
Cash flows from operating activities:
  Net loss ................................................................   $(1,180)    $(1,612)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Gain on disposal of fixed assets ......................................      (152)       --
    Depreciation and amortization .........................................       859       1,037
    Decrease  in accounts receivable ......................................     7,099       4,003
    (Increase) in inventory ...............................................    (2,088)     (6,078)
    (Increase) in prepaid pension costs ...................................      (227)       (621)
    (Decrease) in accounts payable ........................................      (625)       (934)
    (Decrease) increase  in customer advances .............................        (2)      3,793
    (Decrease) in accrued expenses & taxes ................................      (913)     (1,036)
    Increase (decrease) in accrued warranty costs .........................      (221)         20
    Increase (decrease) in deferred income taxes ..........................        71         (49)
    (Increase) decrease in other ..........................................      (264)        245
                                                                              -------     -------
    Total adjustments .....................................................     3,537         380
                                                                              -------     -------
    Net cash (used in) provided by operating activities ...................     2,357      (1,232)
                                                                              -------     -------
Cash flows from investing activities:
    Proceeds from disposal of fixed assets ................................       374        --
    Purchases of property, plant and equipment ............................      (290)       (306)
                                                                              -------     -------
    Net cash (used in) provided by investing activities ...................        84        (306)
Cash flows from financing activities:
    Repayment of long-term borrowings .....................................    (2,264)       (629)
    Bank borrowings .......................................................     1,981        --
    Purchase of treasury stock ............................................        (5)       --
    Dividends paid ........................................................      --          (420)
                                                                              -------     -------
    Net cash (used in) financing activities ...............................      (288)     (1,049)
Effect of foreign currency exchange rate changes on cash ..................       (80)       (199)
                                                                              -------     -------
Net increase (decrease) in cash and cash equivalents ......................     2,073      (2,786)
    Cash and cash equivalents — Beginning of period .......................     2,486       6,069
                                                                              -------     -------
    Cash and cash equivalents — End of period .............................   $ 4,559     $ 3,283
                                                                              =======     =======
Income taxes paid .........................................................   $    32     $    82
                                                                              =======     =======
Interest paid .............................................................   $    77     $   139
                                                                              =======     =======
           See Accompanying Notes to Consolidated Financial Statements

                                  Page 5 of 14

                               Farrel Corporation
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

         In the opinion of management,  the accompanying  unaudited consolidated financial  statements have been prepared in accordance  with generally  accepted
accounting   principles  for  interim   financial   information   and  with  the
instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes  required by generally accepted accounting  principles  for  complete  financial  statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments,  consisting only of normal recurring adjustments,  necessary to present fairly in accordance with generally accepted accounting principles,  the
consolidated   financial  position  of  Farrel  Corporation  ("Farrel"  or  "the
Company") as of July 1, 2001, and the consolidated results of its operations and its cash  flows for the three  and/or six month  periods  ended July 1, 2001 and
July 2, 2000.  These  results are not  necessarily  indicative  of results to be expected for the full fiscal year. The statements  should be read in conjunction with the  financial  statements  and notes  thereto,  included in the  Company’s
Annual Report and Form 10-K for the year ended December 31, 2000.

Note 2 - Inventory

         Inventory is comprised of the following:
                                                        July 1,   December 31,
                                                         2001         2000
                                                           (In thousands)
         Stock and raw materials.................       $ 7,776     $ 7,997
         Work-in process.........................         6,411       4,414
                                                        -------     -------
         Total...................................       $14,187     $12,411
                                                        =======     =======

Note 3 - Comprehensive Income (Expense)

         The components of other comprehensive income (expense) are as follows:

                                                    Three Months Ended     Six Months Ended
                                                     July 1,   July 2,    July 1,    July 2,
                                                      2001      2000       2001       2000
                                                                 (In thousands)

         Net loss ...............................    $ (573)   $ (132)   $(1,180)   $(1,612)
         Foreign currency translation adjustments        (1)     (538)      (488)      (709)
                                                     ------    ------    -------    -------
         Other comprehensive expense ............    $ (574)   $ (670)   $(1,668)   $(2,321)
                                                     ======    ======    =======    =======

         Accumulated  other  comprehensive  expense consists of foreign currency translation adjustments at July 1, 2001 and December 31, 2000.

Note 4 - Segment Information

         The Company's  operations  are considered  one operating  segment.  The
Company’s  products  consist of new  machines,  aftermarket  and spare parts and repair  related  services.  The  Company’s  products  and  services  are sold to
commercial   manufacturers   in  the   plastic   and  rubber   industries.   The
manufacturing,   assembly  and  distribution  of  the  Company’s   products  are
essentially the same.

                                  Page 6 of 14

Note 5 - Impact of Recently Issued Accounting Standards

         In June  1998,  the FASB  issued  Statement  No.  133,  Accounting  for
Derivative Instruments and Hedging Activities, which the Company was required to adopt on January 1, 2001. The Statement  provides a new method of accounting for derivatives  and  hedges.  The  adoption  of  this  Statement  did  not  have  a significant effect on the Company’s results of operations or financial position.

         The Company has entered into foreign exchange  forward  contracts which
are  designated  as  fair  value  hedges  of  accounts   receivable  and  future
receivables  related to customer  orders in backlog.  The Company,  from time to time,  enters into foreign  exchange  forward  contracts  to hedge  certain firm commitments  which  are  denominated  in  currencies  other  than the  Company’s operating currencies.

         As of July 1, 2001, all of the Company’s  foreign exchange forward contracts  were  designated  as fair value  hedges.  There  were no  ineffective portions,  as defined under FAS133, during the six months ended July 1, 2001. As such,  there were no charges to the statement of operations  during the three or six months ended July 1, 2001, related to these contracts.  At July 1, 2001, the difference  between the spot rate and the contract rate for the foreign exchange forwards was a net unrealized gain of $114,000.

Note 6 - Restatement of Prior Year Balances

         Prior year  balances  have been restated to reflect the adoption of SEC
Staff Accounting Bulletin 101 (“Revenue Recognition”) and EITF00-10 (“Accounting
for  Shipping  and  Handling  Costs”).  The Company was  required to adopt these accounting  guidelines  in the fourth  quarter of 2000.  The  adoption  required restatement of prior periods.

Note 7 - Bank Credit Arrangements

         In June 2001, the Company  entered into a new worldwide  multi-currency credit  facility  with a major US bank.  This  facility  includes a $10  million revolving  credit  facility  for direct  borrowings  and letters of credit.  The facility  contains a  sub-limit  that caps the amount of direct  borrowings  the
Company can make at $5 million.  The revolving  credit facility  expires on June
15, 2003. The facility  contains  limits on direct  borrowings and issuance's of letters of credit based upon stipulated  percentages of accounts  receivable and inventory.  The facility  also  contains  covenants  specifying  minimum  and/or maximum thresholds for operating results, selected financial ratios and backlog.
The agreement contains certain  restrictions on investments,  borrowings and the sale of assets.  The  Company's  old credit  facility was  terminated  except in relation to approximately $2.2 million of letters of credit which had previously been posted under that facility and continue to be  outstanding on July 1, 2001.
The Company has approximately $900,000 of letters of credit posted under its new facility on July 1, 2001.

         The  Company  also  entered  into a term  loan for  £1.4  million
(approximately $2 million) as part of this credit facility. The proceeds of this loan were used to repay an existing  term loan of the same amount.  The new term loan is repayable in monthly  installments of  £38,888  through June 2004.
The term loan has an intent rate of LIBOR plus 2.7%.

                                  Page 7 of 14

PART I - ITEM 2 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATIONS

Safe Harbor Statements Under Private Securities Litigation Reform Act of 1995

         Certain  statements   contained  in  the  Company’s  public  documents,
including this report and in particular,  in this  “Management’s  Discussion and
Analysis  of  Financial  Condition  and  Results of  Operations”  may be forward looking  and may be  subject to a variety  of risks and  uncertainties.  Various factors could cause actual results to differ  materially from these  statements.
These  factors  include,   but  are  not  limited  to,  pricing  pressures  from
competitors and/or customers;  continued  economic and political  uncertainty in certain of the Company’s markets; the Company’s ability to maintain and increase gross margin  levels;  the  Company’s  ability to generate  positive  cash flow;
changes  in  business  conditions,  in  general,  and,  in  particular,  in  the businesses of the Company’s  customers and competitors;  and other factors which might  be  described  from  time to  time  in the  Company’s  filings  with  the
Securities and Exchange Commission.

Results of Operations

Six  Months Ended July 1, 2001 Compared To The Six Months Ended July 2, 2000

         Net sales for the six month  period  ended  July 1,  2001,  were  $23.4 million compared to $26.8 million for the six month period ended July 2, 2000, a decrease of $3.4  million.  The decrease is primarily a result of lower sales in
North  America of $6.8  million  partially  offset by an increase in new machine sales in Europe.  The timing of the Company’s  sales,  particularly new machines sales, is highly dependent on when an order is received, the amount of lead time from  receipt of order to  delivery  and  specific  customer  requirements.  The
Company  operates  in markets  which are  extremely  competitive  with  cyclical demand.  Many of the Company’s  customers and markets  operate at less than full capacity and certain remain  particularly  competitive  and are subject to local economic events.

         Orders received for the six month period ended July 1, 2001, were $23.0 million  compared to $33.7  million for the six month period ended July 2, 2000.
The decline in incoming  orders is due to weak  market  conditions  faced by the
Company.

         The Company’s  products are  primarily  supplied to  manufacturers  and represent capital commitments for new plants, expansion or modernization. In the case of major  equipment  orders,  up to 12 months are  required to complete the manufacturing  process.  Accordingly,  revenues  reported  in the  statement  of operations  may  represent  orders  received in the current or previous  periods during which time economic conditions in various geographic markets of the world impact the Company’s  level of order intake.  Many of the Company’s  traditional customers and markets are operating with excess  capacity  thereby  reducing the number of  projects  for plant  expansion  and  modernization.  The  Company  is experiencing  increased pricing pressures from competitors in an overall smaller market. In addition,  since its inception,  the decline in the value of the Euro versus  the U.S.  dollar  and  British  pound  sterling  has  increased  pricing pressures.  Over the longer term,  these  conditions  are  resulting in customer orders with lower margins and lost  business.  Further,  the cyclical  nature of industry  demand  and,  therefore,  the  timing of order  intake  may effect the
Company’s quarterly results of operations. The Company’s ability to maintain and increase net sales depends upon a  strengthening  and stability in the Company’s traditional  markets and its ability to control costs to effectively  compete in its current markets.  There can be no assurance that the current level of orders will continue,  that market  conditions will not worsen, or that improvements in the  Company’s  traditional  markets  will  lead  to  increased  orders  for the
Company’s products.

         The level of backlog considered firm by management at July 1, 2001, was
$27.4 million  compared to $27.7 million at December 31, 2000, and $35.1 million at July 2, 2000.

                                  Page 8 of 14

         Gross  margin for the six month  period  ended  July 1, 2001,  was $4.9 million  compared to $6.1 million for the six month period ended July 2, 2000, a decrease of $1.2  million.  The  decrease  in gross  margin is a result of lower sales.  The gross  margin as a percent of sales for the six month  period  ended
July 1, 2001, was 20.9% compared to 22.6% for the six month period ended July 2,
2000.  The decrease in gross margin as a percent of sales is primarily  due to a change in sales mix  resulting  from  increased  new machine sales in Europe and decreased sales in North America. The European new machine sales generated lower gross profits  primarily due to pricing  pressures  resulting  from  competitive market conditions and the relative weakness of the Euro versus the British pound sterling.

         Operating  expenses for the six month  period ended July 1, 2001,  were
$6.7  million  compared to $8.4  million for the six month  period ended July 2,
2000, a decrease of $1.7 million  primarily due to lower  employee  compensation and related  expenses of  approximately  $1.1 million,  travel  expenses of $0.3 million and advertising cost of $0.3 million.

         Interest  income  for the six month  period  ended  July 1,  2001,  was
$88,000  compared to $148,000  for the six month  period  ended July 2, 2000,  a decrease of  $60,000.  The  decrease  is  primarily  due to lower  average  cash balances available for investing and lower interest rates.

         Interest  expense  for the six month  period  ended July 1,  2001,  was
$78,000  compared to $144,000  for the six month  period  ended July 2, 2000,  a decrease of $66,000. The decrease is primarily due to lower borrowings.

         The Company  provides for income taxes at the statutory rates in effect in each tax  jurisdictions  in which  income  is  earned  or  losses  generated, adjusted for permanent differences in determining income for financial reporting and income tax purposes. The effective income tax rate was 36% for the six month period  ended July 2, 2001,  compared to 33% for the six month period ended July
2, 2000.  The  effective  tax rate varies among periods due to the change in the proportion  and  amount of income  and  losses  generated  in  different  taxing jurisdictions.

 Three Months Ended July 1, 2001 Compared to The Three Months Ended July 2, 2000

         Net sales for the three months ended July 2, 2001,  were $12.4  million compared  to $15.3  million  for the three month  period  ended July 2, 2000,  a decrease of $2.9  million.  The decrease is primarily a result of lower sales in
North  America of $6.6  million  partially  offset by an increase in new machine sales in Europe.

         Orders  received for the three month  period  ended July 1, 2001,  were
$13.4 million compared to $22.7 million for the three month period ended July 2,
2000.

         The Company’s  sales,  orders and backlog  levels varied when comparing the two  quarters  due to market  conditions  and the nature of the  industry in which the Company  operates as more fully discussed in the results of operations for the six month period on page 8.

         Gross margin for the three month  period  ended July 1, 2001,  was $2.4 million  compared to $4.0 million for the three month period ended July 2, 2000, a decrease of $1.6  million.  The  decrease in gross margin is a result of lower sales.  The gross  margin as a percent of sales for the three month period ended
July 1, 2001,  was 19.6% compared to 26.2% for the three month period ended July
2, 2000. The decrease in the gross margin as a percent of sales is primarily due to a change in sales mix  resulting  from  increased new machine sales in Europe and decreased  sales in North America.  The European new machine sales generated
lower  gross  profits  primarily  due  to  pricing   pressures   resulting  from
competitive  market  conditions and the relative weakness of the Euro versus the
British pound sterling.

         Operating  expenses for the three month period ended July 2, 2001, were
$3.2  million  compared to $4.3 million for the three month period ended July 2,
2000,  a decrease  of $1.0  primarily  due to lower  employee  compensation  and benefit  costs of  approximately  $0.6  million,  and lower travel  expenses and advertising costs.

                                  Page 9 of 14

         Interest  income for the three  month  period  ended July 2, 2001,  was
$36,000 compared  to $63,000 for the three  month  period  ended July 1, 2000, a decrease of $27,000. The decrease is primarily due to lower interest rates.

         Interest  expense for the three month periods  ended July 1, 2001,  and
July 2, 2000, was $36,000 and $72,000,  respectively.  The decrease is primarily due to lower borrowings.

         The Company  provides for income taxes at the statutory rates in effect in each tax  jurisdiction  in which  income is earned or losses  are  generated, adjusted for permanent differences in determining income for financial reporting and income tax  purposes.  The  effective  income tax rate was 36% for the three month  periods  ended July 1, 2001,  compared to 43% for the three  months ended
July 2, 2000.  The  effective tax rate varies among periods due to the change in the  proportion  and amount of income  and losses  generated  in  different  tax jurisdictions.

Material Contingencies

         In February  1995, the Company and Black & Decker  Corporation  (“Black
and  Decker”)  entered  into a  Settlement  Agreement  pursuant to which Black &
Decker  agreed  to  assume  full   responsibility   for  the  investigation  and
remediation of any pre-May 12, 1986 environmental contamination at the Company’s
Ansonia  and Derby,  Connecticut  facilities,  as  required  by the  Connecticut
Department of  Environmental  Protection  (“DEP”).  A preliminary  environmental assessment of the Company’s  properties  in Ansonia and Derby,  Connecticut  has been  conducted  by Black &  Decker.  Although  the  assessment  is still  being evaluated by the DEP, on the basis of the  preliminary  data now available there is no reason to believe that any remediation  activities which might be required as a result of the findings of the assessment  will have a material  effect upon the capital  expenditures,  results of operations or the competitive position of the Company.

Liquidity and Capital Resources; Capital Expenditures

         Working  capital  and the  working  capital  ratio at July 1, 2001 were
$13.7 million and 2.0 to 1, respectively, compared to $14.3 million and 1.9 to 1 at December  31, 2000,  respectively.  During the six months ended July 1, 2001, the Company paid no dividends.

         Due to the nature of the Company's business,  many sales are of a large dollar  amount.  Consequently,  the timing of recording such sales may cause the balances in accounts  receivable  and/or  inventory  to  fluctuate  dramatically between quarters and may result in significant  fluctuations in cash provided by operations.  Historically,  the Company has not experienced significant problems regarding the collection of accounts receivable.  The Company has also generally financed its operations  with cash generated by  operations,  progress  payments from  customers  and  borrowings  under its bank credit  facilities.  Management anticipates  that its cash balances,  operating cash flows and available  credit line will be  adequate  to fund  anticipated  capital  commitments  and  working capital  requirements  for at least the next twelve  months.  The  Company  made capital expenditures of $290,000 and $306,000 during the six month periods ended
July 1, 2001 and July 2, 2000, respectively.

         In June 2001, the Company  entered into a new worldwide  multi-currency credit  facility  with a major US bank.  This  facility  includes a $10  million revolving  credit  facility  for direct  borrowings  and letters of credit.  The facility  contains a  sub-limit  that caps the amount of direct  borrowings  the
Company can make at $5 million.  The revolving  credit facility  expires on June
15, 2003. The facility  contains  limits on direct  borrowings and issuance's of letters of credit based upon stipulated  percentages of accounts  receivable and inventory.  The facility  also  contains  covenants  specifying  minimum  and/or maximum thresholds for operating results, selected financial ratios and backlog.
The agreement contains certain  restrictions on investments,  borrowings and the sale of assets.  Dividend declarations or payments are allowed under this credit facility as long as there exists  under the credit  facility no Event of Default
(as defined in the credit facility) or no condition which, upon giving of notice or lapse of time or both,  would become an Event of Default.  The  Company's old credit facility was terminated except in relation to approximately  $2.2 million of letters of credit which had  previously  been posted under that  facility and continue to be

                                 Page 10 of 14

outstanding on July 1, 2001. The Company has  approximately  $900,000 of letters of credit posted under its new facility on July 1, 2001.

         The  Company  also  entered  into a term  loan for  £1.4  million
(approximately $2 million) as part of this credit facility. The proceeds of this loan were used to repay an existing  term loan of the same amount.  The new term loan is repayable in monthly  installments of  £38,888  through July 2004.
The term  loan has an  interest  rate of LIBOR  plus  2.7%.  At July 1, 2001 and
December  31,  2000,  there were $2.0  million and $2.4  million,  respectively, outstanding under a term loan.

Impact of Recently Issued Accounting Standards

         In June  1998,  the FASB  issued  Statement  No.  133,  Accounting  for
Derivative Instruments and Hedging Activities, which the Company was required to adopt on January 1, 2001. The Statement  provides a new method of accounting for derivatives  and  hedges.  The  adoption  of  this  Statement  did  not  have  a significant effect on the Company’s results of operations or financial position.

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

         The Company's  cash  equivalents  and  short-term  investments  and its outstanding debt bear variable  interest rates. The rates are adjusted to market conditions.  Changes in  the market rate affect  interest earned and paid by the
Company. The Company does not use derivative  instruments to offset the exposure to changes in interest  rates.  Changes in the interest  rates  related to these items are not  expected to have a material  impact on the  Company's  results of operations.

                                 Page 11 of 14

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS                                                             None

ITEM 2 – CHANGES IN SECURITIES                                                         N/A

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES                                               N/A

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   a) Election of Directors:
      Glenn J. Angiolillo:      votes for 4,997,132, votes withheld 135,325
      Charles S. Jones:         votes for 4,864,937, votes withheld 267,520
      Albert Shaio:             votes for 4,994,965, votes withheld 137,492

   b) Ratification  of the  selection  of  Ernst  &  Young  LLP  as  independent accountants for the Company for the fiscal year ending December 31, 2001:

      votes for 5,041,478, votes against 80,727, votes abstained 10,252

ITEM 5 – OTHER INFORMATION                                                             N/A

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 4-A   Amendment to Credit  Agreement  and Waiver for the Amended and
              Restated  Credit  Agreement  between Farrel  Corporation and Chase
              Manhattan Bank Dated January 23, 1998.                                   Attached

Exhibit 4-B   Revolving  and Term Loan Credit Agreement dated June 15, 2001,
              Between  Farrel  Corporation,   Farrel  Limited  and  First  Union
              National Bank.                                                           Attached

Exhibit 4-C   Revolving  Promissory Note dated June 18, 2001, between Farrel
              Corporation,   Farrel  Limited  and  First  Union  National  Bank.       Attached

Exhibit 4-D   Term  Promissory  Noted dated June 18,  2001,  between  Farrel
              Limited and First Union National Bank.                                   Attached

Exhibit 11 (Regulation S-K) Computation of Earnings Per Share.                         Attached

Reports on Form 8-K

     No  Reports  on Form 8-K were filed by the  registrant  during the  periods covered by this report.

                                 Page 12 of 14

                                                                      Exhibit 11

                               FARREL CORPORATION
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                 (In thousands, except per share and share data)

                                                       Three Months Ended            Six Months Ended
                                                      July 1,        July 2,       July 1,        July 2,
                                                       2001           2000          2001           2000

Net loss applicable to common stock ...........    $     (573)    $     (132)    $   (1,180)    $   (1,612)
                                                   ==========     ==========     ==========     ==========
Weighted average number of common
shares outstanding -  Basic earnings per share      5,228,563      5,250,061      5,229,251      5,250,061

Effect of dilutive stock and purchase options             --            --             --             --
                                                   ----------     ----------     ----------     ----------

Weighted average number of common
shares outstanding - Diluted earnings per share     5,228,563      5,250,061      5,229,251      5,250,061
                                                   ==========     ==========     ==========     ==========

Net loss per common
  share — Basic ...............................    $    (0.11)    $    (0.03)    $    (0.23)    $    (0.31)
                                                   ==========     ==========     ==========     ==========
  share — Fully diluted .......................    $    (0.11)    $    (0.03)    $    (0.23)    $    (0.31)
                                                   ==========     ==========     ==========     ==========

                                 Page 13 of 14

                                   SIGNATURES

PURSUANT  TO THE  REQUIREMENTS  OF THE  SECURITIES  EXCHANGE  ACT OF  1934,  THE
REGISTRANT  HAS DULY  CAUSED  THIS  REPORT  TO BE  SIGNED  ON ITS  BEHALF BY THE
UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                               FARREL CORPORATION
                               REGISTRANT

DATE:      8/13/01                          /s/Rolf K. Liebergesell
                                            ROLF K. LIEBERGESELL
                                            CHIEF EXECUTIVE OFFICER,
                                            PRESIDENT AND CHAIRMAN OF THE BOARD

DATE:      8/13/01                          /s/Walter C. Lazarcheck
                                            WALTER C. LAZARCHECK
                                            VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                            (CHIEF ACCOUNTING OFFICER)

                                 Page 14 of 14