Form 10-Q
period 2001-09-30
FARREL CORP
filed 2001-11-13
CIK 34645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes   X      No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                      CLASS                                     OUTSTANDING AT NOVEMBER 9, 2001

Common Stock (Voting), $.01 par value                                  5,228,461

                               Farrel Corporation
                               ------------------

                                      Index
                                      -----

                                                                       Page
                                                                       ----

Part I.   Financial Information
          ---------------------

           Consolidated Balance Sheets -
           September 30, 2001 and December 31, 2000                      3

           Consolidated Statements of Operations -
           Three and nine months ended September 30, 2001
           and October 1, 2000                                           4

           Consolidated Statements of Cash Flows -
           Nine months ended September 30, 2001
           and October 1, 2000                                           5

           Notes to Consolidated Financial Statements                    6

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           8

Part II.   Other Information                                            12

           Exhibit 11 - Computation of Earnings Per Share               13

                         Part I - Financial Information
                               FARREL CORPORATION
                               ------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        (In thousands, except share data)
                        ---------------------------------

                                                                      September 30,  December 31,
                                                                      -------------  ------------
                                                                          2001           2000
                                                                          ----           ----
ASSETS                                                                 (Unaudited)
        Current Assets:
              Cash and cash equivalents ...........................     $  6,138      $  2,486
              Accounts receivable, net of allowance for
                 doubtful accounts of  $194 and $139, respectively         6,124        13,607
              Inventory ...........................................       14,443        12,411
              Deferred income taxes ...............................          793           793
              Other current assets ................................        1,219         1,284
                                                                        --------      --------
                            Total current assets ..................       28,717        30,581
              Property, plant and equipment - net of accumulated
                 depreciation of  $14,775 and $14,037, respectively        8,355         9,538
              Prepaid pension costs ...............................        3,855         3,514
              Other assets ........................................          184           299
                                                                        --------      --------
              Total Assets ........................................     $ 41,111      $ 43,932
                                                                        ========      ========
LIABILITIES & STOCKHOLDERS' EQUITY
        Current Liabilities:
              Accounts payable ....................................     $  6,563      $  6,400
              Accrued expenses & taxes payable ....................        1,362         1,660
              Advances from customers .............................        4,449         5,948
              Accrued warranty costs ..............................          767         1,075
              Short - term debt ...................................          688         1,194
                                                                        --------      --------
                             Total current liabilities ............       13,829        16,277
        Long - term debt ..........................................        1,204         1,194
        Postretirement benefit obligation .........................        1,087         1,118
        Deferred income taxes .....................................        1,404         1,380
        Commitments and contingencies .............................         --            --
                                                                        --------      --------
                             Total Liabilities ....................       17,524        19,969
                                                                        --------      --------
        Stockholders' Equity:
              Preferred stock, par value $100, 1,000,000
                   shares authorized, no shares issued
              Common stock, par value $.01,
                   10,000,000 shares authorized,
                   6,142,106 shares issued ........................           61            61
              Paid in capital .....................................       19,295        19,295
              Treasury stock, 913,645 shares at
                 September 30, 2001 and 912,045 shares at December
                 31, 2000 .........................................       (2,534)       (2,529)
              Retained earnings ...................................        8,073         8,330
              Accumulated other comprehensive expense .............       (1,308)       (1,194)
                                                                        --------      --------
                             Total Stockholders' Equity ...........       23,587        23,963
                                                                        --------      --------
        Total Liabilities and Stockholders' Equity ................     $ 41,111      $ 43,932
                                                                        ========      ========
           See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                               ------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                 (In thousands, except per share and share data)
                 -----------------------------------------------

                                               Three Months Ended             Nine Months Ended
                                               ------------------             -----------------
                                           September 30,    October 1,   September 30,   October 1,
                                               2001           2000            2001          2000
                                               ----           ----            ----          ----
                                                   (Unaudited)                   (Unaudited)
Net sales ...............................  $    15,847    $    17,488    $    39,282    $    44,313

Cost of sales ...........................       11,422         13,422         29,967         34,173
                                           -----------    -----------    -----------    -----------

Gross margin ............................        4,425          4,066          9,315         10,140

Operating expenses:

    Selling .............................        1,030          1,670          3,592          5,169

    General & administrative ............        1,634          1,993          4,956          6,064

    Research & development ..............          265            389          1,085          1,238
                                           -----------    -----------    -----------    -----------

Total operating expenses ................        2,929          4,052          9,633         12,471
                                           -----------    -----------    -----------    -----------

Operating  income (loss) ................        1,496             14           (318)        (2,331)

Interest income .........................           36             37            124            185

Interest expense ........................          (39)           (64)          (117)          (208)

Other income (expense), net .............          (63)           (65)          (112)          (121)
                                            -----------    -----------    -----------    -----------

Income (loss)  before income taxes ......        1,430            (78)          (423)        (2,475)

Provision (benefit)  for income taxes ...          507             55           (166)          (730)
                                            -----------    -----------    -----------    -----------

Net income (loss) .......................   $      923     $     (133)    $     (257)    $   (1,745)
                                            ===========    ===========    ===========    ===========

Per share data:

Basic and Diluted income (loss) per
  common share ..........................   $      0.18    $     (0.03)   $     (0.05)   $     (0.33)
                                            ===========    ===========    ===========    ===========
Average shares outstanding:
  Basic .................................     5,228,461      5,250,061      5,228,999      5,250,061
                                            ===========    ===========    ===========    ===========
  Diluted ...............................     5,228,461      5,250,061      5,228,999      5,250,061
                                            ===========    ===========    ===========    ===========
  Dividends per share ...................   $      0.00    $      0.04    $      0.00    $      0.12
                                            ===========    ===========    ===========    ===========
           See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                               ------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (In thousands)
                                                                                   Nine Months Ended
                                                                                   -----------------
                                                                               September 30,  October 1,
                                                                               -------------  ----------
                                                                                   2001          2000
                                                                                   ----          ----
                                                                               (Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net loss ..................................................................   ($  257)      ($1,745)
  Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
    Loss (gain) on disposal of fixed assets .................................      (182)            8
    Depreciation and amortization ...........................................     1,272         1,515
    Decrease in accounts receivable .........................................     7,352         3,630
    (Increase) in inventory .................................................    (2,042)       (3,398)
    (Increase) in prepaid pension costs .....................................      (367)         (753)
    Increase (decrease) in accounts payable .................................       160        (2,436)
    Increase (decrease) increase in customer advances .......................    (1,406)        1,410
    (Decrease) in accrued expenses & taxes ..................................      (452)       (1,087)
    (Decrease)  in accrued warranty costs ...................................      (305)         (290)
    Increase (decrease) in deferred income taxes ............................        39            (7)
    Other ...................................................................       210           420
                                                                                -------       -------
    Total adjustments .......................................................     4,279          (988)
                                                                                -------       -------
    Net cash (used in) provided by operating activities .....................     4,022        (2,733)
                                                                                -------       -------
Cash flows from investing activities:
    Proceeds from disposal of fixed assets ..................................       484             6
    Purchases of property, plant and equipment ..............................      (358)         (605)
                                                                                -------       -------
    Net cash (used in) provided by investing activities .....................       126          (599)
Cash flows from financing activities:
    Repayment of long-term borrowings .......................................    (2,264)         (930)
    Proceeds from borrowings, net of repayments of short-term borrowings ....     1,817          --
    Purchase of treasury stock ..............................................        (5)         --
    Dividends paid ..........................................................      --            (630)
                                                                                -------       -------
    Net cash (used in) financing activities .................................      (452)       (1,560)
                                                                                -------       -------
Effect of foreign currency exchange rate changes on cash ....................       (44)         (219)
                                                                                -------       -------
Net increase (decrease) in cash and cash equivalents ........................     3,652        (5,111)
    Cash and cash equivalents - Beginning of period .........................     2,486         6,069
                                                                                -------       -------
    Cash and cash equivalents - End of period ...............................   $ 6,138       $   958
                                                                                =======       =======
Income taxes paid ...........................................................   $    33       $   210
                                                                                =======       =======
Interest paid ...............................................................   $   118       $   203
                                                                                =======       =======
           See Accompanying Notes to Consolidated Financial Statements

Farrel Corporation
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the consolidated financial position of Farrel Corporation ("Farrel" or "the Company") as of September 30, 2001, and the consolidated results of its operations and its cash flows for the three and/or nine month periods ended September 30, 2001 and October 1, 2000. These results are not necessarily indicative of results to be expected for the full fiscal year. The statements should be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report and Form 10-K for the year ended December 31, 2000.

Note 2 - Inventory

     Inventory is comprised of the following:
                                               September 30,      December 31,
                                               -------------      ------------
                                                    2001               2000
                                                    ----               ----
                                                        (In thousands)
     Stock and raw materials.............         $ 7,465           $ 7,997
     Work-in process.....................           6,978             4,414
                                                  -------           -------
     Total...............................         $14,443           $12,411
                                                  =======           =======

Note 3 - Comprehensive Income (Expense)

          The components of other comprehensive income (expense) are as follows:

                                          Three Months Ended                  Nine Months Ended
                                       September 30,   October 1,       September 30,     October 1,
                                           2001           2000              2001             2000
                                           ----           ----              ----             ----
                                                              (In thousands)

     Net income (loss)                   $  923          $(133)            $(257)         $(1,745)
     Foreign currency translation
        adjustments                         374           (279)             (114)            (988)
                                         ------          ------            ------         --------
     Other comprehensive (income)
        expense                          $1,297          $(412)            $(371)         $(2,733)
                                         ======          ======            ======         ========

          Accumulated other comprehensive expense consists of foreign currency translation adjustments at September 30, 2001 and December 31, 2000.

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

          As of September 30, 2001, all of the Company's foreign exchange forward contracts were designated as fair value hedges. As such, there were no charges to the statement of operations during the three or nine months ended September 30, 2001, related to these contracts. At September 30, 2001, the difference between the spot rate and the contract rate for the foreign exchange forwards was a net unrealized gain of $13,000.

Note 6 - Restatement of Prior Year Balances

          Prior year balances have been restated to reflect the adoption of SEC Staff Accounting Bulletin 101 ("Revenue Recognition") and EITF00-10 ("Accounting for Shipping and Handling Costs"). The Company was required to adopt these accounting guidelines in the fourth quarter of 2000. The adoption required restatement of prior periods. The net effect of the restatement on the net loss for the nine months ended October 1, 2000, was not material.

Note 7 - Bank Credit Arrangements

          In June 2001, the Company entered into a new worldwide multi-currency credit facility with a major US bank. This facility includes a $10 million revolving credit facility for direct borrowings and letters of credit. The facility contains a sub-limit that caps the amount of direct borrowings the Company can make at $5 million. The revolving credit facility expires on June 15, 2003. The facility contains limits on direct borrowings and issuance's of letters of credit based upon stipulated percentages of accounts receivable and inventory. The facility also contains covenants specifying minimum and/or maximum thresholds for operating results, selected financial ratios and backlog. There can be no assurance that the Company will achieve the required thresholds in the future. The agreement contains certain restrictions on investments, borrowings and the sale of assets. Dividend declarations or payments are allowed under this credit facility as long as there exists under the credit facility no Event of Default (as defined in the credit facility) or no condition which upon giving notice or lapse of time or both, would become an Event of Default. The Company's old credit facility was terminated except in relation to approximately $0.8 million of letters of credit which had previously been posted under that facility and continue to be outstanding on September 30, 2001. The Company has approximately $2.0 million of letters of credit posted under its new facility on September 30, 2001.

          The Company also entered into a term loan for £1.4 million (approximately $2 million) as part of this credit facility. The proceeds of this loan were used to repay an existing term loan of the same amount. The new term loan is repayable in monthly installments of £38,888 through June 2004. The term loan has an interest rate of LIBOR plus 2.7%.

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

Results of Operations

Nine Months Ended September 30, 2001 Compared To The Nine Months Ended October 1, 2000

          Net sales for the nine month period ended September 30, 2001, were $39.3 million compared to $44.3 million for the nine month period ended October 1, 2000, a decrease of $5.0 million. The decrease is primarily a result of lower sales in North America of $12.9 million partially offset by an increase in new machine sales in Europe. The timing of the Company's sales, particularly new machines sales, is highly dependent on when an order is received, the amount of lead time from receipt of order to delivery and specific customer requirements. The Company operates in markets which are extremely competitive with cyclical demand. Many of the Company's customers and markets operate at less than full capacity and certain remain particularly competitive and are subject to local economic events.

          Orders received for the nine month period ended September 30, 2001, were $34.0 million compared to $44.8 million for the nine month period ended October 1, 2000. The decline in incoming orders is due to weak market conditions faced by the Company.

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

          The level of backlog considered firm by management at September 30, 2001, was $22.5 million compared to $27.7 million at December 31, 2000, and $29.9 million at October 1, 2000. Of the $22.5 million in backlog as of September 30, 2001, approximately $16 million is scheduled to be shipped by December 31, 2001. Such shipments are subject to various factors, such as customer requests for changes or manufacturing delays, which could result in shipments being delayed beyond December 31, 2001.

          Gross margin for the nine month period ended September 30, 2001, was $9.3 million compared to $10.1 million for the nine month period ended October 1, 2000, a decrease of $0.8 million. The decrease in gross margin is a result of lower sales. The gross margin as a percent of sales for the nine month period ended September 30, 2001, was 23.7% compared to 22.9% for the nine month period ended October 1, 2000. The increase in gross margin as a percent of sales is primarily due to a change in sales mix.

          Operating expenses for the nine month period ended September 30, 2001, were $9.6 million compared to $12.5 million for the nine month period ended October 1, 2000, a decrease of $2.8 million primarily due to lower employee compensation and related expenses of approximately $1.9 million, travel expenses of $0.4 million and professional fees of $0.5 million.

          Interest income for the nine month period ended September 30, 2001, was $124,000 compared to $185,000 for the nine month period ended October 1, 2000, a decrease of $61,000. The decrease is primarily due to lower average cash balances available for investing and lower interest rates.

          Interest expense for the nine month period ended September 30, 2001, was $117,000 compared to $208,000 for the nine month period ended October 1, 2000, a decrease of $91,000. The decrease is primarily due to lower borrowings.

          The Company provides for income taxes at the statutory rates in effect in each tax jurisdiction in which income is earned or losses generated, adjusted for permanent differences in determining income for financial reporting and income tax purposes. The effective income tax benefit was 39% for the nine month period ended September 30, 2001, compared to 30% for the nine month period ended October 1, 2000. The effective tax rate varies among periods due to the change in the proportion and amount of income and losses generated in different taxing jurisdictions.

Three Months Ended September 30, 2001 Compared to The Three Months Ended October 1, 2000

          Net sales for the three months ended September 30, 2001, were $15.8 million compared to $17.5 million for the three month period ended October 1, 2000, a decrease of $1.6 million. The decrease is primarily a result of lower sales in North America of $6.1 million partially offset by an increase in new machine sales in Europe.

          Orders received for the three month period ended September 30, 2001, were $10.9 million compared to $11.7 million for the three month period ended October 1, 2000.

          The Company's sales, orders and backlog levels varied when comparing the two quarters due to market conditions and the nature of the industry in which the Company operates as more fully discussed in the results of operations for the nine month period on page 8.

          Gross margin for the three month period ended September 30, 2001, was $4.4 million compared to $4.1 million for the three month period ended October 1, 2000, an increase of $0.4 million. The increase in gross margin is a result of a change in sales mix and lower manufacturing related overhead costs. The gross margin as a percent of sales for the three month period ended September 30, 2001, was 27.9% compared to 23.3% for the three month period ended October 1, 2000. The increase in the gross margin as a percent of sales is primarily due to a change in sales mix and lower manufacturing related overhead costs.

          Operating expenses for the three month period ended October 1, 2001, were $2.9 million compared to $4.1 million for the three month period ended October 1, 2000, a decrease of $1.1 million primarily due to lower employee compensation and benefit costs of approximately $0.8 million, and lower travel expenses and professional fees.

          Interest income for the three month period ended September 30, 2001, was $36,000 compared to $37,000 for the three month period ended October 1, 2000.

          Interest expense for the three month period ended September 30, 2001, was $39,000 compared to $64,000 for the three months ended October 1, 2000. The decrease is primarily due to lower borrowings.

          The Company provides for income taxes at the statutory rates in effect in each tax jurisdiction in which income is earned or losses are generated, adjusted for permanent differences in determining income for financial reporting and income tax purposes. The effective income tax rate was 35% for the three month period ended September 30, 2001, compared to (71%) for the three month period ended October 1, 2000. The effective tax rate varies among periods due to the change in the proportion and amount of income and losses generated in different tax jurisdictions.

Material Contingencies

          In February 1995, the Company and Black & Decker Corporation ("Black & Decker") entered into a Settlement Agreement pursuant to which Black & Decker agreed to assume full responsibility for the investigation and remediation of any pre-May 12, 1986 environmental contamination at the Company's Ansonia and Derby, Connecticut facilities, as required by the Connecticut Department of Environmental Protection ("DEP"). A preliminary environmental assessment of the Company's properties in Ansonia and Derby, Connecticut has been conducted by Black & Decker. Although the assessment is still being evaluated by the DEP, on the basis of the preliminary data now available there is no reason to believe that any remediation activities which might be required as a result of the findings of the assessment will have a material effect upon the capital expenditures, results of operations or the competitive position of the Company.

Liquidity and Capital Resources; Capital Expenditures

          Working capital and the working capital ratio at September 30, 2001 were $14.9 million and 2.1 to 1, respectively, compared to $14.3 million and 1.9 to 1 at December 31, 2000, respectively. During the nine months ended September 30, 2001, the Company paid no dividends.

          Due to the nature of the Company's business, many sales are of a large dollar amount. Consequently, the timing of recording such sales may cause the balances in accounts receivable and/or inventory to fluctuate dramatically between quarters and may result in significant fluctuations in cash provided by operations. Historically, the Company has not experienced significant problems regarding the collection of accounts receivable. The Company has also generally financed its operations with cash generated by operations, progress payments from customers and borrowings under its bank credit facilities. Management anticipates that its cash balances, operating cash flows and available credit line will be adequate to fund anticipated capital commitments and working capital requirements for at least the next twelve months. The Company made capital expenditures of $358,000 and $605,000 during the nine month periods ended September 30, 2001 and October 1, 2000, respectively.

          In June 2001, the Company entered into a new worldwide multi-currency credit facility with a major US bank. This facility includes a $10 million revolving credit facility for direct borrowings and letters of credit. The facility contains a sub-limit that caps the amount of direct borrowings the Company can make at $5 million. The revolving credit facility expires on June 15, 2003. The facility contains limits on direct borrowings and issuance's of letters of credit based upon stipulated percentages of accounts receivable and inventory. The facility also contains covenants specifying minimum and/or maximum thresholds for operating results, selected financial ratios and backlog. There can be no assurance that the Company will achieve the required thresholds in the future. The agreement contains certain restrictions on investments, borrowings and the sale of assets. Dividend declarations or payments are allowed under this credit facility as long as there exists under the credit facility no Event of Default (as defined in the credit facility) or no condition which, upon giving of notice or lapse of time or both, would become an Event of Default. The Company's old credit facility was terminated except in relation to approximately $0.8 million of letters of credit which had previously been posted under that facility and continue to be outstanding on September 30, 2001. The Company has approximately $2.0 million of letters of credit posted under its new facility on September 30, 2001.

          The Company also entered into a term loan for £1.4 million (approximately $2 million) as part of this credit facility. The proceeds of this loan were used to repay an existing term loan of the same amount. The new term loan is repayable in monthly installments of £38,888 through October 2004. The term loan has an interest rate of LIBOR plus 2.7%. At September 30, 2001 and December 31, 2000, there were $1.9 million and $2.4 million, respectively, outstanding under a term loan.

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

                               FARREL CORPORATION
                               ------------------
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                 ----------------------------------------------
                 (In thousands, except per share and share data)
                 ----------------------------------------------

                                                    Three Months Ended          Nine Months Ended
                                                    ------------------          -----------------
                                                 September 30, October 1,   September 30,  October 1,
                                                     2001         2000          2001          2000
                                                     ----         ----          ----          ----

Net income (loss) applicable to common stock ..  $       923  $      (133)  $      (257)  $    (1,745)
                                                 ===========  ===========   ===========   ===========
Weighted average number of common
shares outstanding -  Basic earnings per share     5,228,461    5,250,061     5,228,999     5,250,061

Effect of dilutive stock and purchase options          --           --            --            --
                                                 -----------  -----------   -----------   -----------

Weighted average number of common
shares outstanding - Diluted earnings per share    5,228,461    5,250,061     5,228,999     5,250,061
                                                 ===========  ===========   ===========   ===========

Net income (loss) per common share-
  Basic .......................................  $      0.18  $     (0.03)  $     (0.05)  $     (0.33)
                                                 ===========  ===========   ===========   ===========
  Fully diluted ...............................  $      0.18  $     (0.03)  $     (0.05)  $     (0.33)
                                                 ===========  ===========   ===========   ===========

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                       FARREL CORPORATION
                                                       REGISTRANT

DATE: 11/13/01	/s/ Rolf K. Liebergesell
ROLF K. LIEBERGESELL
CHIEF EXECUTIVE OFFICER,
PRESIDENT AND CHAIRMAN OF THE BOARD
DATE: 11/13/01	/s/ Walter C. Lazarcheck
WALTER C. LAZARCHECK
VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
(CHIEF ACCOUNTING OFFICER)