Form 10-K
period 2001-12-31
FARREL CORP
filed 2002-03-27
CIK 34645

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended December 31, 2001 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                   to
                               -----------------    -----------------

Commission file number               0-19703
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

   Common Stock $.01 Par Value                    NASD OTC Bulletin Board
--------------------------------------------------------------------------------
                                (Title of Class)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 2002 was $3,007,819.

The number of shares outstanding of the registrant's common stock as of March 25, 2002 was 5,228,461 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 12, 2002 are incorporated by reference into Part III.

                                     PART I

ITEM 1 - BUSINESS

GENERAL

         Farrel Corporation (the "Company") designs, manufactures, sells and services machinery and associated equipment for the rubber and plastics industries worldwide. The Company's principal products are batch and continuous mixers, single and twin-screw extruders, pelletizers, gear pumps and mills. In conjunction with sales of capital equipment, the Company provides process engineering, process design and related services for rubber and plastics processing installations. The Company's aftermarket business consists of repair, refurbishment and equipment upgrade services, spare parts sales and field services. The Company also provides laboratory services and facilities for product demonstrations and for the development and testing of rubber and plastics equipment and processes.

         The Company's rubber processing equipment is primarily sold to tire manufacturers, custom compounders and manufacturers of rubber goods, such as sheet products, molded products, automotive components, footwear, wire and cable and hoses. In the plastics processing industry, the Company's equipment is primarily sold to large plastic resins producers and compounders. The Company markets its products through its strategically located domestic and international sales and service organization.

COMPANY STRATEGY

         The Company's business objectives are to increase market share in relatively slow-growth, cyclical markets by broadening its product range and continuing to strengthen its market position. The Company continues to pursue manufacturing cost reductions by continually reevaluating its current operating practices and by purchasing, rather than manufacturing, a significant number of equipment components and maintaining overhead and manpower levels in line with prevailing economic conditions. The Company has taken measures in the recent past to achieve these objectives by transferring U.S. parts manufacturing from Connecticut to its U.K. subsidiary and moving U.S. assembly operations from its former Derby, Connecticut plant to its Ansonia, Connecticut facility.

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

         In the plastics industry, the Company serves two primary groups of customers: commodity plastics producers (typically large petrochemical companies) and value-added compounders of plastics. The commodity plastics processed by the Company's machinery are primarily polyethylene, polypropylene, polyvinyl chloride and polystyrene. A large portion of the market is controlled by a few major producers who license their technologies to other producers worldwide. These licensees are potential customers for the Company's products and services. The plastics compounding market consists of those companies that mix large volumes of plastics in a relatively small number of formulations, companies which perform specialty mixing for end users, and end users that mix largely for their internal use.

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

         Overall the Company is part of the capital goods industry. The capital goods industry in which the Company operates is cyclical in nature and is subject to significant changes in demand. Capital goods demand is influenced by many factors, including, but not limited to, general economic conditions, factory capacity utilization and availability of financing. The Company cannot predict when cyclical changes will occur or the extent that demand for its products will change as a result of cyclical changes. Since 1998, the Company's sales have declined significantly. In 1998, the Company's net sales were $98.3 million, which compares to net sales of $56.2 million in 2001.

PRODUCTS AND SERVICES

         The Company's products are used to mix and process materials produced by the Company's rubber and plastics producing customers. The Company's principal capital equipment product lines are batch and continuous mixers, single and twin-screw extruders, pelletizers, gear pumps and mills. The Company also provides process engineering, installation and commissioning services for its equipment. The Company's customer service division repairs, refurbishes and provides upgrade services and spare parts for the Company's installed base of machines worldwide.

         The following table illustrates the percentage breakdown of the Company's sales between new machines/related services and aftermarket business (spare parts, repairs and rebuild) in the last three fiscal years:

                                               Year         Year       Year
                                               ended        ended      ended
                                             12/31/01     12/31/00   12/31/99
                                             --------     --------   --------


New Machines/Related Services............      42.4%        45.1%       44.6%
Aftermarket..............................      57.6%        54.9%       55.4%
                                              ------       ------      ------
Total....................................     100.0%       100.0%      100.0%
                                              ======       ======      ======

         The Company does not publish a standard price list. Prices for the Company's new equipment are based upon a customer's specifications and/or production requirements. Unit prices for the Company's new equipment products range from approximately $50,000 to more than $4 million.

CUSTOMERS AND MARKETING

         The Company's principal customers are domestic and foreign manufacturers of rubber and plastic materials. The Company's customers often purchase significant equipment for new plants, plant expansion or plant modernization. Purchases by any single customer typically vary significantly from year to year according to each customer's capital equipment needs. As a result, the composition of the Company's customers may vary from one year to the next. The Company considers its operations to be one operating segment. The sales, manufacturing, assembly and distribution are essentially the same. Segment information for new equipment sales, aftermarket sales, geographic sales and operating results for fiscal 2001, 2000, and 1999 are reported in Note 16 to the Consolidated Financial Statements.

         The Company's products are sold primarily by its direct sales and support staff augmented by agents in certain foreign countries. The Company's sales organization is headquartered in Ansonia, Connecticut and Rochdale, England.

The Company has additional sales and service offices strategically located in the United States and a representative office in Singapore. In certain geographic areas outside the United States, sales are facilitated by independent representatives who assist employees of the Company.

PROCESS LABORATORY SERVICES

         The Company maintains two process laboratories in Ansonia, Connecticut and one laboratory in Rochdale, England. In addition, the Company has an agreement with a research and development organization in Taiwan to use and demonstrate the Company's technology. This contractual arrangement provides the Company with laboratory facilities in Asia to complement the U.S. and U.K. laboratories. The Company uses its laboratories to demonstrate the capabilities of its processing equipment and to provide customers with production-sized equipment in order to experiment with new processing techniques and formulations. The Company considers its process laboratories to be vital contributors to its continuing technology development and marketing efforts and routinely modernizes its process laboratories and related equipment.

COMPETITION

         The Company's products are sold in highly competitive worldwide markets. A number of companies compete directly with the Company in both the rubber and plastics processing markets. Numerous competitors of varying sizes compete with the Company in one or more of its product lines. A number of the Company's competitors are former licensees of the Company, divisions or subsidiaries of larger companies with financial and other resources greater than those of the Company or copycats that mimic the Company's technology and designs. The Company has historically faced, and will continue to face, considerable competitive pressures, particularly predatory price competition and nationalistic preferences. The Company believes that the principal competitive factors affecting its business are price, performance, technology, breadth of product line, product availability, reputation and customer service.

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

BACKLOG

         The Company's backlog of orders considered firm by management at December 31, 2001, 2000 and 1999 was approximately $18.1 million, $27.7 million and $28.9 million, respectively. Substantially all of the orders included in the December 31, 2001 backlog have contractual ship dates in fiscal 2002. Firm backlog at March 25, 2002 and March 26, 2001 was $23.4 million and $29 million, respectively.

         As of December 31, 2001, the Company's backlog was at its lowest year-end level since the Company became public. As a result the Company is now more dependent on obtaining orders, including those with shorter delivery times, in order to cover fixed expenses, particularly in the U.K., where the Company maintains its manufacturing operations.

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

RESEARCH AND DEVELOPMENT AND ENGINEERING

         The Company's research and development and engineering staffs are located in Ansonia, Connecticut and Rochdale, England. Their major activities are: application engineering for specific customer orders; standardization of existing machinery as part of the Company's ongoing cost reduction measures; and development of new products and product features. The Company's twin screw rubber sheeter as well as the recent development of a new very large-scale pelletizing system for the petrochemical industry are examples of the collaborative success of the research and development and product engineering staffs to produce a new product. Current development activities are in the batch mixing process. The acquisition of the INTERMIX(R) intermeshing technology and rotor design development provides opportunities to strengthen our business with batch mixer customers. A summary of research and development and engineering expenditures incurred during the last three fiscal years is as follows:


                                                 Year      Year      Year
                                                ended     ended     ended
                                               12/31/01  12/31/00  12/31/99
                                               --------  --------  --------
                                                   (Dollars in thousands)

Research and development expense
 pertaining to new products or
 significant improvements to existing
 products                                       $1,354    $1,580    $1,570

All other product development and
 engineering expenditures related to
 ongoing refinements, improvements of
 existing products, and custom engineering       2,700     3,224     3,580
                                                ------    ------    ------

Total                                           $4,054    $4,804    $5,150
                                                ======    ======    ======

Percent of net sales                               7.2%      7.5%      6.9%

PATENTS AND TRADEMARKS

         The Company possesses rights under a number of domestic and foreign patents and trademarks relating to its products and business. The Company holds approximately 193 patents that cover technology utilized in its products and currently has approximately 14 patent applications pending. The Company's patents have expiration dates ranging from 2002 through 2017. Although the Company believes that its patents provide some competitive advantage, the Company also depends upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive advantage.

         The Company considers the following trademarks to be material to its business: FARREL(R); BANBURY(R); INTERMIX(R); ST(TM); MVX(TM); CP-SERIES II(TM); FTX(TM); and TSS(TM).

ENVIRONMENTAL

         The Company and The Black & Decker Corporation ("Black and Decker") entered into a Settlement Agreement pursuant to which Black & Decker agreed to assume full responsibility for the investigation and remediation of any pre-May 12, 1986 environmental contamination at the Company's Ansonia and former Derby, Connecticut facilities as required by the Connecticut Department of Environmental Protection ("DEP"). Black and Decker has conducted a preliminary environmental assessment of the Ansonia and Derby facilities. Although this assessment is still being evaluated by the DEP, on the basis of the preliminary data available there is no reason to believe that any activities that might be required as a result of the findings of the assessment will have a material effect upon the capital expenditures, results of operations, financial position or the competitive position of the Company.

EMPLOYEES

         As of December 31, 2001, the Company had 321 employees compared to 376 employees at December 31, 2000. The workforce reduction is primarily a result of the Company's ongoing restructuring activities. Approximately 31 employees in the U.S. are covered by a collective bargaining agreement which expires on June 15, 2003. In the U.K., the Company is a party to non-binding national and local collective bargaining agreements with several U.K. unions, which cover 65 employees.

ITEM 2 - PROPERTIES

         The following table sets forth certain information concerning the Company's principal facilities, all of which are owned by the Company.

         Location           Principal Use                       Approx. Sq. Ft.
--------------------------------------------------------------------------------
Ansonia, Connecticut....    Office, research, laboratory,               520,000
                            repair, rebuild, assembly and
                            storage
Deer Park, Texas........    Repair and rebuild                           22,000
Rochdale, England.......    Office, research, laboratory,               210,000
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

ITEM 3 - LEGAL PROCEEDINGS

         As of the date hereof, the Company is not aware of any contamination, other than pre-May 12, 1986 contamination (as described in Part I, Item 1,
Environmental), at any of its facilities that would require material environmental remediation costs.

         The Company is a defendant in certain lawsuits arising in the ordinary course of business, primarily related to product liability claims involving machinery manufactured by the Company or its predecessors. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with any certainty, the Company does not expect that these matters will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

                                     PART II

ITEM 5 - MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED  STOCKHOLDER
MATTERS.

       (a) Price Range of Common Stock and Dividends

         The Company's Common Stock is traded on the OTC Bulletin Board. The following chart sets forth the high and low prices for the Common Stock and dividends declared for the last two fiscal years:

Fiscal 2001                      High         Low          Dividend
-----------                      ----         ---          --------
First Quarter                    $0.97        $0.75        -
Second Quarter                   $0.75        $0.54        -
Third Quarter                    $0.89        $0.58        -
Fourth Quarter                   $1.01        $0.55        -

Fiscal 2000                      High         Low          Dividend
-----------                      ----         ---          --------
First Quarter                    $2.22        $1.75        $0.04
Second Quarter                   $1.87        $1.38        $0.04
Third Quarter                    $1.62        $1.25        $0.04
Fourth Quarter                   $1.46        $0.69        -



       (b) As of March 25, 2002 the approximate number of record holders of the Company's common stock was 1,100.

       (c) Dividends

         No cash dividends were declared for the quarter ended December 31, 2000 and for any period in fiscal 2001. The Company pays quarterly cash dividends on its Common Stock as its Board of Directors deems appropriate, after consideration of the Company's operating results, financial condition, cash requirements, general business conditions, compliance with covenants in the credit facility (see Management's Discussion and Analysis of Liquidity and Capital Resources) and such other factors as the Board of Directors deems relevant.

       (d) There were no sales or issuance's of the Company's equity shares that were not registered under the Securities Act.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA


                                                          Year        Year         Year        Year        Year
                                                         ended       ended        ended       ended        ended
                                                        12/31/01    12/31/00     12/31/99    12/31/98     12/31/97
                                                        --------    --------     --------    --------     --------
Statement of Operations Data:                                     (In thousands, except per share data)

Net sales (1) .......................................   $ 56,249    $ 64,223     $ 74,455    $ 98,267     $ 85,550
                                                        ========    ========     ========    ========     ========
Gross margin ........................................   $ 13,844    $ 15,158     $ 18,156    $ 22,772     $ 17,711
                                                        ========    ========     ========    ========     ========
   As a percent of net sales ........................       24.6%       23.6%        24.4%       23.2%        20.7%
                                                        ========    ========     ========    ========     ========
Operating income (loss) .............................   $  1,114    ($   837)    $  1,204    $  4,521     $  1,542
   Other income (expense), net (2) ..................         73        (129)       1,671        (698)         542
                                                        --------    --------     --------    --------     --------
Income (loss) before income taxes ...................      1,187        (966)       2,875       3,823        2,084
Provision  for income taxes .........................        397          17        1,115       1,546          727
                                                        --------    --------     --------    --------     --------
Net income (loss) ...................................   $    790    ($   983)    $  1,760    $  2,277     $  1,357
                                                        ========    ========     ========    ========     ========

Net income (loss) per share - Basic and Diluted .....   $   0.15    ($  0.19)    $   0.32    $   0.38     $   0.23
                                                        ========    ========     ========    ========     ========
Dividends per share of Common Stock .................       --      $   0.12     $   0.24    $   0.08     $   0.64
                                                        ========    ========     ========    ========     ========
Weighted  Average Shares Outstanding - Basic (000's)       5,229       5,249        5,448       5,942        5,950
                                                        ========    ========     ========    ========     ========
Weighted Average Shares Outstanding - Diluted (000's)      5,231       5,249        5,454       5,966        5,951
                                                        ========    ========     ========    ========     ========

Balance Sheet Data:
   Current assets ...................................   $ 26,845    $ 30,581     $ 34,445    $ 48,273     $ 37,104
   Current liabilities ..............................   $ 11,011    $ 16,277     $ 16,930    $ 28,893     $ 23,286
   Working capital ratio ............................        2.4         1.9          2.0         1.7          1.6
   Total assets .....................................   $ 35,966    $ 43,932     $ 48,862    $ 63,265     $ 56,381
   Long-term debt ...................................   $  1,019    $  1,194     $  2,584    $  3,983     $  5,283
   Stockholders' equity (3) .........................   $ 19,705    $ 23,963     $ 25,864    $ 26,301     $ 25,782

Other Data:
   Backlog ..........................................   $ 18,101    $ 27,680     $ 28,929    $ 33,269     $ 46,554


(1) Information for years prior to 2000 were restated in 2000 to reflect the adoption of Emerging Issues Task Force consensus Issue 00-10, "Accounting for Shipping and Handling Fees and Costs".

(2)  1999 Other Income includes $1.9 million gain from the sale of real estate.

(3) Amount as of December 31, 2001, reflects a charge to equity related to pension plan accounting. See Note 11 to the Consolidated Financial Statements.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements contained in the Company's public documents, included in this report and in particular in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be forward looking and may be subject to a variety of risks and uncertainties. Various factors could cause actual results to differ materially from these statements. These factors include, but are not limited to, pricing pressures from competitors and/or customers; continued economic and political uncertainty in certain of the Company's markets; the Company's ability to maintain and increase gross margin levels; the Company's ability to generate positive cash; changes in business conditions, in general, and, in particular, in the businesses of the Company's customers and competitors; the Company's access to adequate financing at competitive rates and other factors that might be described from time to time in the Company's filings with the Securities and Exchange Commission.

FISCAL 2001 COMPARED TO FISCAL 2000

         Net sales in 2001 and 2000 were $56.2 million and $64.2 million, respectively, a decrease of $8.0 million. The decrease in net sales is due to lower sales in North America of $17.0 million partially offset by an increase in new machine sales in Europe. The timing of the Company's sales, particularly sales of new machines, is highly dependent on when an order is received, the amount of lead-time from receipt of order to delivery and specific customer requirements. The Company operates in markets that are extremely competitive with cyclical demand. Many of our customers and markets operate at less than full capacity and certain markets remain particularly competitive and are subject to local economic conditions.

         The Company received $47.0 million in orders in 2001 compared to $62.7 million for 2000. The decrease is primarily due to lower new machine orders received in Europe.

         The Company's products are primarily supplied to manufacturers and represent capital commitments for new plants, expansion or modernization. In the case of major equipment orders, up to twelve months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may represent orders received in the current or previous periods during which time economic conditions in various geographic markets of the world impact our level of order intake. Many of the Company's traditional customers and markets are operating with excess capacity thereby reducing the number of projects for plant expansion and modernization. The Company is experiencing increased pricing pressures from our competitors in an overall smaller market. In addition, since its introduction, the decline in the value of the Euro versus the US dollar and British pound sterling has increased pricing pressures. The Euro's weakness provides substantial advantages to our competitors in the Euro-zone. These conditions are resulting in customer orders with lower margins and lost business. Further, the cyclical nature of industry demand and, therefore, the timing of order intake may effect the Company's quarterly results in the current and future fiscal quarters. The Company's ability to maintain and increase net sales depends upon a strengthening and stability in the Company's traditional markets and our ability to control costs to effectively compete in the current market. There can be no assurance that the level of orders experienced in 2001 will continue, that market conditions will not worsen, or that improvements in the Company's traditional markets will lead to increased orders for the Company's products.

         Gross margin in 2001 was $13.8 million compared to $15.2 million for 2000, a decrease of $1.3 million. The decrease in gross margin is a result of lower sales. The gross margin as a percent of sales for 2001 was 24.6% compared to 23.6% for 2000. The increase in gross margin as a percent of sales is primarily due to a change in sales mix.

         Operating expenses in 2001 were $12.7 million compared to $16.0 million in 2000, a decrease of $3.3 million. The decrease is primarily due to $2.5 million in lower employee compensation and related expenses and $0.5 million in lower travel expenses. The remaining decrease is in various different types of expenses.

         Interest expense in 2001 was $0.2 million compared to $0.3 million in 2000. Interest income was $0.2 million in 2001 and 2000.

         Net other income was $66,000 in 2001 compared to net other expense of $86,000 in 2000.

         The Company provides for income taxes in the jurisdictions in which it pays income taxes at the statutory rates in effect in each jurisdiction, adjusted for differences in providing for income taxes between financial reporting and income tax purposes. The provision for income taxes in 2001 represents primarily income tax expense related to pre-tax income generated by the Company's U.K. operations. The provision for income taxes in 2000 is comprised of $498,000 of income tax expense related to pre-tax income generated by the Company's U.S. operations offset by a $481,000 income tax benefit related to a pre-tax loss generated by the Company's U.K. operations.

FISCAL 2000 COMPARED TO FISCAL 1999

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

MATERIAL CONTINGENCIES

         As described in Part I, Item 1, Environmental, on the basis of the preliminary data now available there is no reason to believe that any remediation activities that the DEP might require as a result of the findings of the assessment at the Ansonia and Derby, Connecticut facilities will have a material effect upon the capital expenditures, results of operations, financial position or the competitive position of the Company. This forward looking statement could, however, be influenced by any findings of environmental contamination attributable to post-May 12, 1986 activities, the results of any further investigation that the DEP might require, by DEP's conclusions and requirements based upon its review of complete information when such is available, unanticipated discoveries, the possibility that new or different environmental laws might be adopted and the possibility that further regulatory review or litigation might become necessary or appropriate.

ORDERS AND BACKLOG

         Orders received by the Company during 2001 decreased approximately $15.7 million, or approximately 25%, to approximately $47.0 million compared to $62.7 million in fiscal 2000.

         The Company's products are primarily supplied to manufacturers and represent capital commitment for new plants, expansion or modernization. In the case of major equipment orders, up to twelve months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may represent orders received in the current or previous periods during which economic conditions in various geographic markets of the world impact our level of order intake. Many of the Company's customers and markets are operating with excess capacity thereby reducing the number of projects in our traditional markets for plant expansion and modernization. The Company is experiencing increased pricing pressures from our competitors in an overall smaller market. In addition, the decline in the value of the Euro versus the US dollar and British pound sterling has increased pricing pressures. These conditions are resulting in customer orders with lower margins and lost orders. Further, the cyclical nature of industry demand and, therefore, the timing of order intake may effect the Company's quarterly results in the current and future fiscal quarters. The Company's ability to maintain and increase net sales depends upon a strengthening and stability in the Company's traditional markets and our ability to control costs to effectively compete in the current market. There can be no assurance that the level of orders experienced in 2001 will continue, that market conditions will not worsen, or that improvements in the Company's traditional markets will lead to increased orders for the Company's products.

         The level of backlog considered firm by management at December 31, 2001 and 2000 is $18.1 million and $27.7 million, respectively. The contractual ship dates for substantially all of the December 31, 2001 backlog is in 2002. The backlog at March 25, 2002 and March 26, 2001 was $23.4 million and $29 million, respectively.

         As of December 31, 2001, the Company's backlog was at its lowest year-end level since the Company became public. As a result the Company is now more dependent on obtaining orders, including those with shorter delivery times, in order to cover fixed expenses, particularly in the U.K., where the Company maintains its manufacturing operations.

LIQUIDITY AND CAPITAL RESOURCES; CAPITAL EXPENDITURES

         Working capital and the working capital ratio at December 31, 2001 were $15.8 million and 2.4 to 1.0, respectively, compared to $14.3 million and 1.9 to
1.0 at December 31, 2000, respectively. During the year ended December 31, 2000 the Company paid dividends of $0.12 per share. No dividends were paid during the year ended December 31, 2001.

         During 1999, the Company extended its discretionary open market stock repurchase program, increasing the amount to be used to repurchase common stock by $2.5 million to $4,750,000. During 2001 and 2000 the Company has repurchased 1,600 and 20,000 shares of common stock, respectively, at varying times and in varying amounts totaling approximately $1,000 and $16,000, respectively. The repurchased shares are held in treasury (See Note 10 to the Consolidated Financial Statements).

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

         In June 2001, the Company entered into a new worldwide multi-currency credit facility with a major US bank. This facility includes a $10 million revolving credit facility for direct borrowings and letters of credit. The facility contains a sub-limit that caps the amount of direct borrowings the Company can make at $5 million. The revolving credit facility expires on June 15, 2003. The facility contains limits on direct borrowings and issuances of letters of credit based upon stipulated percentages of accounts receivable and inventory. The facility, as amended, also contains covenants specifying minimum and/or maximum thresholds for operating results, selected financial ratios and backlog. The backlog covenant requires that end of month backlog will not be less than $20 million for more than two consecutive months. The Company did not achieve the backlog covenant as of the end of January and February 2002; however, the bank waived the non-compliance. The agreement contains certain restrictions on investments, borrowings and the sale of assets. Dividend declarations or payments are allowed under this credit facility as long as there exists under the credit facility no Event of Default (as defined in the credit facility) or no condition which upon giving notice or lapse of time or both, would become an Event of Default. The Company's old credit facility was terminated except in relation to approximately $0.1 million of letters of credit which had previously been posted under that facility and continue to be outstanding on December 31, 2001. The Company has approximately $1.6 million of letters of credit posted under its new facility on December 31, 2001.

         In June 2001, the Company also entered into a term loan for (pound)1.4 million (approximately $2 million) as part of this credit facility. The proceeds of this loan were used to repay an existing term loan of the same amount. The new term loan is repayable in monthly installments of (pound)38,888 (approximately $55,000) through June 2004. The term loan has an interest rate of LIBOR plus 2.7%. The term loan balance outstanding on December 31, 2001, was $1.7 million.

         Management anticipates that its cash balances, operating cash flows and the credit line will be adequate to fund its anticipated capital commitments and working capital requirements for at least the next twelve months. The Company made capital expenditures of approximately $0.6 and $1.1 million during fiscal 2001 and 2000.

         In fiscal 2000, new legal minimum funding guidelines for pension plans became effective in the U.K. which are significantly different than the prior guidelines. Based upon the new guidelines the Company is required to make significant cash contributions to the Company's U.K. pension plan. Prior to 2000, the Company was not required to make substantial contributions to the U.K. pension plans. In 2001 and 2000, the Company contributed approximately $799,000 and $946,000 to the U.K. pension plan. The Company anticipates that it will continue to be required to make substantial contributions in the same order of magnitude to the U.K. pension plan in the coming years; however, the level of future contributions is subject to several factors including investment performance on existing assets.

         The Company manufactures and assembles its products in the U.K., assembles its products in the U.S. and sells its products in the U.S., U.K. and other foreign markets. The Company's financial position and results are affected by changes in foreign currency exchange rates in the foreign markets in which it operates. When the value of the U.S. dollar or U.K. sterling strengthens against other currencies, the value of the transaction in the foreign currency decreases. The Company, from time to time, enters into foreign exchange forward contracts to hedge foreign currency transactions. Foreign currency transactions generally are for periods of no more than twelve months. In addition, the Company maintains foreign currency bank accounts in other currencies in which it regularly transacts business.

         The Company's interest income and expense are sensitive to changes in the market level of interest rates. The changes in interest rates earned on the Company's cash equivalents and short term investments as well as interest paid on its debt are variable and are adjusted to market conditions.

FINANCIAL POSITION

         The Accumulated Other Comprehensive Loss section of stockholders' equity reflects a charge of $4.8 million at December 31, 2001, related to the Company's pension plans. Of this amount, $4.2 million relates to the Company's U.K. pension plan. The U.K. plan experienced a significant decline in the value of its assets during 2001. As a result of the poor investment performance, mid-year the plan's trustees moved the asset management to a different investment manager. The decline in the assets resulted in a requirement to record a minimum pension liability of $2.6 million for the U.K. plan. This requirement resulted in a net of tax charge to stockholders' equity of $4.2 million. This charge was required to write down the existing prepaid pension asset and establish a net liability.

EURO CONVERSION

         On January 1, 1999, the European Economic and Monetary Union entered into a three-year transition phase during which a common currency, the "EURO" was introduced in participating countries. The Company does not have operations in the participating countries and the conversion to the EURO is not expected to have a material impact on the Company's financial position, results of operations or cash flows, except as it relates to the previously described competitive price disadvantages due to the relative weakness of the Euro versus the U.S. dollar and British Pound Sterling.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company was required to adopt on January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of this statement did not have a significant effect on the Company's results of operations or financial position.

         In the fourth quarter of 2000, the Company was required to adopt the Emerging Issues Task Force Consensus Issue 00-10 "Accounting for Shipping and Handling Fees and Costs" ("EITF00-10"), and SEC Staff Accounting Bulletin 101 "Revenue Recognition" ("SAB-101"). As a result of EITF00-10, financial statements prior to the fourth quarter of 2000, were restated to reflect as revenue, amounts received from customers as reimbursement for freight costs paid by the Company on their behalf. Such reimbursement had previously been reflected as a reduction to the related expenses. The adoption of SAB-101 did not have a material impact on the prior annual financial statements but it did result in changes in the timing of when certain revenues were recognized within a fiscal year.

         In June 2001, the Financial Accounting Standards Board issued statements No. 142 (Goodwill and Other Intangible Assets) and No. 143 (Accounting for Asset Retirement Obligations). Statement No. 142 must be adopted by the Company in January 2002 and statement No. 143 must be adopted by the Company no later than January 2003. Statement No. 142 changes the accounting for Goodwill and Other Intangible Assets, such that those assets whose life is determined to be indefinite are not subject to amortization. These assets shall be tested for impairment at least annually, and the value will need to be written down if the fair value is less than the carrying value. Statement No. 143 requires that a liability must be recognized for an asset retirement obligation related to long lived tangible assets. The liability shall be recorded at fair value. The Company does not anticipate the adoption of these statements will have a significant effect on its financial position or results of operations.

         In August 2001, the Financial Accounting Standards Board issued statement No. 144 (Accounting for the Impairment or Disposals of Long-lived Assets). Statement No. 144 must be adopted by the Company in January 2002. This statement requires an impairment loss to be recognized if the carrying value of a long-lived asset (asset group) is not recoverable and exceeds its fair value. Long-lived assets (asset group) shall be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At the time of adoption, the Company does not anticipate the adoption of this statement will have a significant effect on its financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results can differ from those estimates. The Company believes that of its significant accounting policies (see Note 1 to the Consolidated Financial Statements), the following may involve a higher degree of judgement and complexity.

REVENUE RECOGNITION

         Revenue on new machine sales is recognized upon completion of the customer contract, which generally coincides with delivery. When customers, under the terms of specific orders or contracts, request that the Company delay shipment of the manufactured equipment, the Company recognizes revenue based upon receiving contractual confirmation of acceptance of the equipment from the customer and legal transfer of title and risk of loss to the customer. Revenue on repair and refurbishment of customer owned machines is recognized when the contractual work is completed. Spare parts revenue is recognized upon shipment.

WARRANTY

         Equipment sold is generally covered by a warranty of one to three years. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectations of future conditions. To the extent the Company experiences increased warranty claim activity, or increased costs in servicing those claims, its warranty accrual will increase, resulting in decreased gross profit.

DEFERRED TAX ASSETS

         The Company has a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

INVENTORY RESERVES

         The Company maintains reserves for estimated excess and obsolete inventory to reflect a write down of the value of unsaleable inventory based upon evaluations of slow moving items. If future demand is different from that anticipated by management, these reserves may need to be adjusted.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in foreign currency and interest rates. The Company manufactures many of its products and components in the United Kingdom and purchases many components in foreign markets. Approximately 50% of the Company's revenues are generated from foreign markets. The Company manages its risk to foreign currency rate changes by maintaining foreign currency bank accounts in currencies in which it regularly transacts business and through the use of foreign exchange forward contracts. The Company, from time to time, enters into foreign exchange forward contracts to hedge foreign currency transactions. These derivative instruments usually involve little complexity and are generally for periods of less than twelve months. The Company does not enter into derivative contracts for speculative trading purposes. The amount of foreign exchange forward contracts are not considered material to the Company's financial position or its operations.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               FARREL CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Report of Independent Auditors ............................................19

Financial Statements:

Consolidated Balance Sheets as of December 31, 2001 and 2000 ..............20

Consolidated Statements of Operations for the years ended
 December 31, 2001, 2000, and 1999 ........................................21

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999 ...................................22

Consolidated Statements of Cash Flows for the years ended
 December 31, 2001, 2000 and 1999 .........................................23

Notes to Consolidated Financial Statements ...........................24 - 39

                         Report of Independent Auditors



The Board of Directors and Stockholders
Farrel Corporation

We have audited the accompanying consolidated balance sheets of Farrel Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farrel Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                Ernst & Young LLP



Stamford, Connecticut
February 1, 2002

                               FARREL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                          12/31/01    12/31/00
                                                                          --------    --------
   ASSETS
Current Assets:
  Cash and cash equivalents ...........................................   $  5,579    $  2,486
  Accounts receivable, net of allowance for doubtful
   accounts of $179 and $139, respectively ............................      9,416      13,607
  Inventory ...........................................................     10,554      12,411
  Deferred income taxes ...............................................        423         793
  Other current assets ................................................        873       1,284
                                                                          --------    --------
    Total current assets ..............................................     26,845      30,581
Property, plant and equipment, net of accumulated
  depreciation of $14,995 and $14,037, respectively ...................      8,101       9,538
Prepaid pension costs .................................................       --         3,514
Deferred income taxes .................................................        764        --
Other assets ..........................................................        256         299
                                                                          --------    --------
Total assets ..........................................................   $ 35,966    $ 43,932
                                                                          ========    ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ....................................................   $  4,393    $  6,400
  Accrued expenses and taxes ..........................................      1,482       1,660
  Advances from customers .............................................      3,452       5,948
  Accrued  warranty costs .............................................      1,004       1,075
  Short-term debt .....................................................        680       1,194
                                                                          --------    --------
   Total current liabilities ..........................................     11,011      16,277
Long-term debt ........................................................      1,019       1,194
Postretirement benefit obligation .....................................      1,076       1,118
Minimum pension obligations ...........................................      3,155        --
Deferred income taxes .................................................       --         1,380
Commitments and contingencies .........................................       --          --
                                                                          --------    --------
   Total liabilities ..................................................     16,261      19,969
                                                                          --------    --------
Stockholders' equity
  Preferred stock, par value $100, 1,000,000 shares
   authorized, no shares issued .......................................       --          --
  Common stock, par value $.01, 10,000,000 shares
   authorized, 6,142,106 shares issued ................................         61          61
  Paid in capital .....................................................     19,295      19,295
  Treasury stock, 913,645 and 912,045 shares at December
  31, 2001 and 2000, respectively, at cost ............................     (2,530)     (2,529)
  Retained earnings ...................................................      9,120       8,330
  Accumulated other comprehensive loss ................................     (6,241)     (1,194)
                                                                          --------    --------
   Total stockholders' equity .........................................     19,705      23,963
                                                                          --------    --------
Total liabilities and stockholders' equity ............................   $ 35,966    $ 43,932
                                                                          ========    ========

                 See Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                              Year Ended
                                                  -------------------------------------
                                                  12/31/01      12/31/00      12/31/99
                                                  --------      --------      --------
Net sales ...................................     $ 56,249      $ 64,223      $ 74,455
Cost of sales ...............................       42,405        49,065        56,299
                                                  --------      --------      --------
Gross margin ................................       13,844        15,158        18,156
Operating expenses:
   Selling ..................................        4,857         6,713         6,791
   General and administrative ...............        6,519         7,702         8,591
   Research and development .................        1,354         1,580         1,570
                                                  --------      --------      --------
     Total operating expenses ...............       12,730        15,995        16,952
                                                  --------      --------      --------
Operating income (loss) .....................        1,114          (837)        1,204
Interest income .............................          157           222           384
Interest expense ............................         (150)         (265)         (449)
Gain from sale of real estate ...............         --            --           1,879
Other (expense) income, net .................           66           (86)         (143)
                                                  --------      --------      --------
Income (loss) before income taxes ...........        1,187          (966)        2,875
Provision (benefit) for income taxes:
     Current ................................            3           499         1,143
     Deferred ...............................          394          (482)          (28)
                                                  --------      --------      --------
     Total ..................................          397            17         1,115
                                                  --------      --------      --------
Net income (loss) ...........................     $    790      ($   983)     $  1,760
                                                  ========      ========      ========

Per share data:
Basic and diluted net income (loss) per share     $   0.15      ($  0.19)     $   0.32
                                                  ========      ========      ========
Average shares outstanding (000's):
   Basic ....................................        5,229         5,249         5,448
                                                  ========      ========      ========
   Diluted ..................................        5,231         5,249         5,454
                                                  ========      ========      ========

                 See Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)


                                                                                                 Accumulated
                                                           Paid                                     other              Total
                                     Common stock           in       Treasury      Retained     comprehensive      Stockholders'
                                 Shares       Amount     capital       stock       earnings        expense            equity
                               ------------  ---------  ----------- ------------  ----------- ------------------  ----------------
Balance, December 31, 1998       6,142,106        $61      $19,295       ($990)       $9,576           ($1,641)           $26,301
                               ------------  ---------  ----------- ------------  ----------- ------------------  ----------------
Comprehensive Income:
Net income                             ---        ---          ---          ---        1,760               ---              1,760
                                                                                                                  ----------------
Other Comprehensive income,
  net of tax
  Foreign currency translation         ---        ---          ---          ---          ---              (245)              (245)
  Minimum pension liability            ---        ---          ---          ---          ---               964                964
                                                                                                                  ----------------
Other Comprehensive income                                                                                                    719
                                                                                                                  ----------------
Comprehensive income                                                                                                        2,479
Treasury stock transactions            ---        ---          ---      (1,523)          (17)              ---             (1,540)
Cash dividend declared
  at $.24 per common share             ---        ---          ---          ---       (1,376)              ---             (1,376)
                               -----------  ---------  ----------- ------------  ----------- ------------------  ----------------
Balance, December 31, 1999       6,142,106        $61      $19,295     ($2,513)       $9,943             ($922)           $25,864
                               -----------  ---------  ----------- ------------  ----------- ------------------  ----------------
Net (loss)                             ---        ---          ---          ---         (983)              ---               (983)
                                                                                                                  ----------------
Other Comprehensive income,
  net of tax
  Foreign currency translation         ---        ---          ---          ---          ---              (885)              (885)
  Minimum pension liability            ---        ---          ---          ---          ---               613                613
                                                                                                                  ----------------
Other Comprehensive (loss)                                                                                                   (272)
                                                                                                                  ----------------
Comprehensive (loss)                                                                                                       (1,255)
Treasury stock transactions            ---        ---          ---         (16)          ---               ---                (16)
Cash dividend declared
  at $.12 per common share             ---        ---          ---          ---         (630)               ---              (630)
                               -----------  ---------  ----------- ------------  ----------- ------------------  ----------------
Balance, December 31, 2000       6,142,106        $61      $19,295     ($2,529)       $8,330           ($1,194)           $23,963
                               -----------  ---------  ----------- ------------  ----------- ------------------  ----------------
Net income                             ---        ---          ---          ---          790               ---                790
                                                                                                                  ----------------
Other Comprehensive income,
  net of tax
  Foreign currency translation         ---        ---          ---          ---          ---              (226)              (226)
  Minimum pension liability            ---        ---          ---          ---          ---            (4,821)            (4,821)
                                                                                                                  ----------------
Other Comprehensive (loss)                                                                                                 (5,047)
                                                                                                                  ----------------
Comprehensive (loss)                                                                                                       (4,257)
Treasury stock transactions            ---        ---          ---          (1)          ---               ---                 (1)
                               -----------  ---------  ----------- ------------  ----------- ------------------  ----------------
Balance, December 31, 2001       6,142,106        $61      $19,295     ($2,530)       $9,120           ($6,241)           $19,705
                               ===========  =========  =========== ============  =========== ==================  ================

                 See Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                     Year Ended
                                                           12/31/01   12/31/00   12/31/99
                                                           --------   --------   --------

  Cash flows from operating activities:
  Net income (loss) ....................................   $   790    ($  983)   $ 1,760
  Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
   (Gain) loss on disposal of fixed assets .............      (412)         8     (1,930)
   Depreciation and amortization .......................     1,670      1,980      2,362
   Decrease (increase) in accounts receivable ..........     4,039        972      5,456
   Decrease (increase) in inventory ....................     1,719       (842)     2,143
   Decrease (increase) in net pension costs ............      (499)      (814)       290
   (Decrease) increase in accounts payable .............    (1,928)    (1,136)    (5,986)
   (Decrease) increase  in advances from customers .....    (2,363)     2,068     (2,945)
   (Decrease) increase in accrued expenses and taxes ...       142     (1,018)    (2,342)
   (Decrease) increase in warranty costs ...............       (63)      (506)       (25)
   (Decrease) increase in deferred income taxes ........       (26)       128       (297)
   Other ...............................................       509       (527)       336
                                                           -------    -------    -------
   Total adjustments ...................................     2,788        313     (2,938)
                                                           -------    -------    -------
   Net cash (used in) provided by operating activities .     3,578       (670)    (1,178)
                                                           -------    -------    -------

  Cash flows from investing activities:
    Proceeds from disposal of fixed assets .............       747        276      2,279
    Purchases of property, plant and equipment .........      (553)    (1,083)    (1,092)
    Refund of Shaw asset purchase price ................      --         --        4,405
                                                           -------    -------    -------
    Net cash (used in) provided by investing activities        194       (807)     5,592
                                                           -------    -------    -------

Cash flows from financing activities:
    Repayment of bank borrowings .......................    (2,264)    (1,225)    (1,293)
    Bank borrowings ....................................     1,652       --         --
    Purchase of treasury stock .........................        (1)       (16)    (1,523)
    Dividends paid .....................................      --         (630)    (1,376)
                                                           -------    -------    -------
    Net cash (used in) provided by financing activities       (613)    (1,871)    (4,192)
Effect of foreign currency exchange rate changes on cash       (66)      (235)        61
                                                           -------    -------    -------
Net increase (decrease) in cash and cash equivalents ...     3,093     (3,583)       283
Cash and cash equivalents--
    Beginning of year ..................................     2,486      6,069      5,786
                                                           -------    -------    -------
    End of year ........................................   $ 5,579    $ 2,486    $ 6,069
                                                           =======    =======    =======
Income taxes paid ......................................   $    33    $   601    $ 2,760
                                                           =======    =======    =======
Interest paid ..........................................   $   148    $   259    $   445
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

         The Company designs, manufactures, sells and services machinery for the rubber and plastics industry. The Company's principal products are batch and continuous mixers, extruders, pelletizers and mills. The Company also provides process engineering services, process design and related services for rubber and plastics processing installations in conjunction with its sales of capital equipment. The Company's new machinery and related services generally represents approximately half of its revenues. The Company's aftermarket business consists of contractual repair, refurbishment and equipment upgrade services, spare parts sales and field services.

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

  (e)  Patents and Acquired Technology:
         Other assets includes acquired patents and technical know-how and a technology license agreement, which represents the cost of licensed and purchased technology, know how, and trade secrets including technology that is patented or for which a patent has been applied. Such costs are amortized over periods from 5 to 7 years.

  (f)  Revenue Recognition:
         Revenue on new machine sales is recognized upon completion of the customer contract, which generally coincides with delivery. When customers, under the terms of specific orders or contracts, request that the Company delay shipment of the manufactured equipment, the Company recognizes revenue based upon receiving contractual confirmation of acceptance of the equipment from the customer and legal transfer of title and risk of loss to the customer . Revenue on repair and refurbishment of customer owned machines is recognized when the contractual work is completed. Spare parts revenue is recognized upon shipment.

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

  (h)  Income Taxes:
         Deferred income taxes are provided on temporary differences between the financial statement and tax basis of the Company's assets and liabilities in accordance with the liability method of accounting for income taxes. Provision has not been made for U.S. income taxes or additional foreign taxes on approximately $7.5 million of undistributed earnings of foreign subsidiaries because it is expected that those earnings will be reinvested indefinitely.

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

         Transaction gains and losses are included in earnings. The Company experienced a net foreign currency transaction gain of $142,000 and $63,000 in 2001 and 1999, respectively, and a net foreign currency transaction loss of $64,000 in fiscal 2000. These amounts are included in cost of goods sold in the accompanying financial statements.

  (k)  Use of Estimates:
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results can differ from those estimates.

  (l)  Recent Accounting Pronouncements:
         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company adopted the new Statement effective January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of this Statement did not have a significant effect on the Company's results of operations or financial position.

         In June 2001, the Financial Accounting Standards Board issued statements No. 142 (Goodwill and Other Intangible Assets) and No. 143 (Accounting for Asset Retirement Obligations). Statement No. 142 must be adopted by the Company in January 2002 and statement No. 143 must be adopted by the Company no later than January 2003. Statement No. 142 changes the accounting for Goodwill and other intangible assets, such that those assets whose life is determined to be indefinite are not subject to amortization. These assets shall be tested for impairment at least annually, and the value will need to be written down if the fair value is less than the carrying value. Statement No. 143 requires that a liability must be recognized for an asset retirement obligation related to long lived tangible assets. The liability shall be recorded at fair value. The Company does not anticipate the adoption of these statements will have a significant effect on its financial position or results of operations.

         In August 2001, the Financial Accounting Standards Board issued statement No. 144 (Accounting for the Impairment or Disposals of Long-lived Assets). Statement No. 144 must be adopted by the Company in January 2002. This statement requires an impairment loss to be recognized if the carrying value of a long-lived asset (asset group) is not recoverable and exceeds its fair value. Long-lived assets (asset group) shall be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At the time of adoption, the Company does not anticipate the adoption of this statement will have a significant effect on its financial position or results of operations.

  (m)  Advertising:
         Advertising costs are expensed in the period the advertising takes place. Advertising expense for the years ended December 31, 2001, 2000 and 1999 was $67,000, $238,000 and $248,000, respectively.

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

NOTE 3 - OTHER ASSETS
                                                        12/31/01    12/31/00
                                                        --------    --------
                                                           (In thousands)
Acquired patents and technical know how,
  net of accumulated amortization of $582
  and $448, respectively...........................       $146        $299
Other..............................................        110           -
                                                          ----        ----
  Total............................................       $256        $299
                                                          ====        ====

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

         Under the Financial Services Agreement, the Company pays First Funding an annual retainer of $450,000 for Mr. Jones' services. Pursuant to an amendment to the agreement, First Funding reduced the annual retainer to $400,000 for the period March 1, 2002 to March 1, 2003. The Company also paid for advisory services provided by other First Funding employees on an hourly basis and out-of-pocket expenses. Since July 1, 2001, First Funding agreed to provide these services as part of its annual retainer fee until further notice. The Company also pays transaction fees in the event of certain successful transactions. The Company recorded amounts, including the annual retainer, due to First Funding of $522,000, $526,000 and $719,000, in fiscal 2001, 2000 and
1999, respectively. In addition, the Company also reimbursed First Funding $104,000, $207,000, and $160,000 for out-of-pocket costs during the same three periods, respectively.

NOTE 5 - INVENTORY

Inventory is comprised of the following:
                                                   12/31/01         12/31/00
                                                   --------         --------
                                                          (In thousands)
      Stock and raw materials................       $ 6,444          $ 7,997
      Work-in-process........................         4,110            4,414
                                                    -------          -------
      Total..................................       $10,554          $12,411
                                                    =======          =======

         Of the above inventories at December 31, 2001 and 2000, $5.5 million and $7.0 million, respectively are valued using the LIFO method. Current replacement costs were greater than the LIFO carrying amounts by approximately $0.1 million and $0.2 million at December 31, 2001 and 2000, respectively.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:
                                                       12/31/01      12/31/00
                                                       --------      --------
                                                            (In thousands)

      Land and buildings.....................            $3,882        $3,894
      Machinery, equipment and other.........            19,214        19,155
      Construction in progress...............                 -           526
                                                       --------      --------
                                                         23,096        23,575
        Accumulated depreciation.............           (14,995)      (14,037)
                                                       --------      --------
        Property, plant and equipment, net...          $  8,101      $  9,538
                                                       ========      ========

         Estimated depreciable lives of buildings are 33-40 years. Estimated depreciable lives of machinery, equipment and other depreciable assets are 5-10 years.

NOTE 7 - ACCRUED EXPENSES AND TAXES

         Accrued expenses and taxes includes accrued wages and benefits of approximately $0.6 million and $0.8 million at December 31, 2001 and 2000, respectively. Also included are income taxes payable of $0.4 million and $0.3 million, at December 31, 2001 and 2000.

NOTE 8 - BANK CREDIT ARRANGEMENTS

         The Company has a worldwide multi-currency credit facility with a major U.S. bank, which includes a $10 million revolving credit facility for direct borrowings and letters of credit. The revolving credit facility contains a sub-limit that caps the amount of direct borrowings the Company can make at $5 million. The facility contains limits on direct borrowings and issuances of letters of credit based upon stipulated percentages of accounts receivable and inventory. The revolving credit facility expires on June 15, 2003. Interest varies based upon prevailing market interest rates. This credit facility also includes a term loan for British pound sterling 1.4 million (approximately $2 million), which the Company borrowed in June 2001. The term loan is repayable in monthly installments of British pound sterling 38,888 (approximately $55,000) through June 2004. The term loan has an interest rate of LIBOR plus 2.7%. The proceeds of this term loan were used to repay an existing term loan.

         The credit facility, as amended, contains covenants specifying minimum and/or maximum thresholds for operating results, selected financial ratios and backlog. The backlog covenant requires that end of month backlog will not be less than $20 million for more than two consecutive months. The Company did not achieve the backlog covenant as of the end of January and February 2002; however, the bank waived the non-compliance. The agreement contains certain restrictions on investments, borrowings and sale of assets. Dividend declarations or payments are allowed under this credit facility as long as there exists under the credit facility no Event of Default (as defined in the credit facility) or no condition which upon given notice or lapse of time or both, would become an Event of Default.

         At December 31, 2001 and 2000, there was $1.7 million and $2.4 million outstanding under the term loan. Approximately, $680,000 and $1,194,000 was classified as a current liability at December 31, 2001, and 2000, respectively. At December 31, 2001 and 2000, $1,019,000 and $1,194,000 was classified as a long-term liability, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

   (a)  Commitments:

         Aggregate future lease commitments under operating leases, principally for office space, equipment and vehicles, are as follows:

                      Year ending
                      December 31,           (In thousands)
                      ------------           --------------
                      2002                             $224
                      2003                              157
                      2004                               96
                      2005                               38
                      2006                               21

         Rental expense for the years ended December 31, 2001, 2000 and 1999 was $370,000, $494,000 and $464,000, respectively.

   (b)  Contingencies:

         The Company is a defendant in certain lawsuits arising in the ordinary course of business, primarily related to product liability claims involving machinery manufactured by the Company or its predecessors. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, the Company does not expect that these matters will have a material adverse effect on the Company's financial position or results of operations.

NOTE 10 - STOCK PLANS

         The Company sponsors a Stock Option Plan and an Employees' Stock Purchase Plan, both established in 1997.

         The 1997 Omnibus Stock Incentive Plan authorizes the granting of incentive stock options and non-qualified stock options to purchase up to 500,000 shares of common stock. Option awards may be granted by the Compensation Committee of the Board of Directors through May 23, 2007 to eligible employees. The terms (exercise price, exercise period and expirations) of each option award are at the discretion of the Compensation Committee subject to the following limitations. The exercise price of an Incentive Stock Option may not be less than the fair market value as of the date of the grant (or 110% in the case of an incentive stock option granted to a 10% stockholder). The exercise period may not exceed 10 years from the date of the grant. At December 31, 2001, 350,000 shares are available for future issuance.

         Prior to 1997 the Company granted stock options under a previously sponsored plan to eligible employees and directors of the Company. At December 31, 2001, options to purchase 309,000 shares remain outstanding under that plan.

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

         The following table presents a summary of the Company's stock option activity and related information for the years ended:

                                                       2001                       2000                     1999
                                               -------------------       ---------------------      ----------------------
                                                        Weighted-                   Weighted-                  Weighted-
                                                         Average                     Average                    Average
                                                Options  Exercise         Options    Exercise        Options     Exercise
                                                (000's)   Price           (000's)     Price          (000's)     Price
                                               -------------------       ---------------------      ----------------------

Outstanding, beginning of year                   499         $5.42           514        $5.32            515         $5.45
Granted                                           90          0.70            10         2.13             85          2.00
Exercised                                          -          -                -            -              -            -
Forfeited                                        130          4.43            25         2.00             86          3.34
                                               -------------------        -------------------      -----------------------
Outstanding, end of year                         459         $4.78           499        $5.42            514         $5.32
                                               -------------------        -------------------      -----------------------
Exercisable, end of year                         400         $5.39           472        $5.62            435         $5.83
Weighted-average fair value of options
    granted during the year                                  $0.53                      $1.16                        $1.18


         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 2001:

                        Options Outstanding                                                Options Exercisable
---------------------------------------------------------------------------         --------------------------------
                                            Weighted-           Weighted-                               Weighted-
                                             Average             Average                                 Average
   Range of           Number of             Remaining            Exercise            Number of           Exercise
Exercise Prices        Options          Contractual Life          Price               Options             Price
---------------------------------------------------------------------------         --------------------------------
$0.60 -    $0.81        90,000                 10 years          $0.69                29,999             $0.69
 2.00 -     2.00        60,000                  8                 2.00                60,000               2.00
 3.75 -     4.00        76,000                  4                 3.92                76,000              3.92
 5.25 -     5.44        52,000                  3                 5.29                52,000              5.29
 6.00 -     6.75        95,000                1.5                 6.32                95,000              6.32
 9.50 -    10.00        86,000                0.3                 9.73                86,000              9.73
---------------------------------------------------------------------------         --------------------------------
$0.60 -   $10.00       459,000               3.52 years          $4.78               398,999             $5.39


Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options granted under the Stock Option Plan was estimated at the date of grant using the Black-Scholes option pricing model, one of the allowable valuation models under FAS 123, with the following assumptions for 2001, 2000 and 1999:

                                                       2001     2000     1999
                                                       ----     ----     ----
    Risk free interest rate                            5.00%    6.07%    6.52%
    Dividend yields                                    0.0%     0.0%     2.0%
    Expected volatility factor of the expected
      market price of the Company's common stock       .621     .379     .639
    Weighted average expected life of each option     10 yrs.   8 yrs.   8 yrs.

         The weighted average fair value of options granted during 2001, 2000 and 1999 was $0.53, $1.16, and $1.18, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics different than those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, therefore, in management's judgment, applying the provisions of FAS 123 does not necessarily provide a reliable single measure of the fair value of its stock options. The current pro forma net income will not necessarily be representative of pro forma net income in future years.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information is as follows:


                                                                               Year ended
                                                                 12/31/01       12/31/00      12/31/99
                                                                 --------       --------      --------
                                                                 (In thousands, except per share data)

Pro forma net income (loss)                                        $ 772        ($1,001)       $1,731
Pro forma earnings (loss) per share - basic and diluted            $0.15        ($ 0.19)       $ 0.32

         Under the 1997 Employees' Stock Purchase Plan, the Board of Directors' may offer each eligible employee of the Company the right to purchase, in each year through 2001, shares of common stock equivalent in value to not more than 5% of the employee's annual compensation, up to a maximum of $25,000 per year. At the time of the offering by the Board of Directors the employees must designate the amount to be withheld during the next 24 month purchase period. The purchase price is the lower of 85% of the fair market value of the common stock on the date of offering or 85% of the fair market value on the date the applicable purchase period ends. Not more than an aggregate of 500,000 shares of common stock may be purchased under the stock purchase plan. Any employee who, after the purchase, would hold 5% or more of the common stock is ineligible. No options to purchase shares were offered during 2001, 2000 and 1999.

         During 1999, approximately 11,700 shares were distributed to employees under this plan. The 1999 distribution includes 4,875 shares from the Company's treasury shares, for which retained earnings was adjusted. At December 31, 2001, there were no shares subscribed to under these plans.

         The Company may purchase up to $4,750,000 of its common stock under its discretionary open market stock repurchase plan. During fiscal 2001, 2000 and 1999 the Company purchased 1,600, 20,000 and 694,300 shares of common stock, respectively, under this plan for approximately $1,000, $16,000 and $1.5 million, respectively which are included in treasury stock.

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

PENSION PLANS

         The Company has retirement plans covering portions of domestic and foreign employees. The foreign plan consists of one defined benefit plan for the Company's U.K. employees. The Company funds the domestic plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA) and the foreign plan in accordance with the U.K. Pensions Act 1995 and related regulations in the United Kingdom. Pension expense is actuarially determined in accordance with generally accepted accounting principles and differs from amounts funded annually.

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

                                                            Year ended
                                                            ----------
                                                  12/31/01   12/31/00   12/31/99
                                                  --------   --------   --------
         Domestic pension expense:                         (In thousands)
Service cost-benefits earned during the period    $    58    $    73    $    75
Interest cost on projected benefit obligation .       163        152        146
Expected return on plan assets ................      (184)      (177)      (174)
Recognized net actuarial loss .................        27         44         52
Amortization of transition, asset .............         0          0          2
Amortization of prior service cost ............        17         10         11
                                                  -------    -------    -------
     Net domestic pension expense .............   $    81    $   102    $   112
                                                  =======    =======    =======

     Foreign pension expense:
Service cost-benefits earned during the period    $   561    $   675    $   761
Interest cost on projected benefit obligation .     1,284      1,324      1,265
Estimated return on plan assets ...............    (1,617)    (1,774)    (1,568)
Recognized net actuarial loss .................      --            5         32
Amortization of transition asset ..............      --         --          (39)
                                                  -------    -------    -------
     Net foreign pension expense ..............   $   228    $   230    $   451
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

         The following table sets forth the funded status under U.S. accounting standards of the domestic and foreign defined benefit plans and amounts recognized in the balance sheets:


                                                             Domestic                  Foreign
                                                           December 31,              December 31,
                                                         2001        2000          2001        2000
                                                         ----        ----          ----        ----

Change in Projected Benefit Obligation
   Balance at the beginning of the year ...........   $  2,308     $  2,407     $ 22,675     $ 23,666
   Service cost ...................................         58           73          561          675
   Interest cost ..................................        163          152        1,283        1,323
   Plan participant contributions .................       --           --            180          196
   Actuarial (gain) losses ........................        328         (270)         677         (316)
   Foreign currency exchange rates ................       --           --           (575)      (1,852)
   Benefits paid ..................................       (115)        (134)        (965)      (1,017)
   Other ..........................................       --             80          (80)        --
                                                      --------     --------     --------     --------
   Balance at the end of the period ...............   $  2,742     $  2,308     $ 23,756     $ 22,675
                                                      ========     ========     ========     ========
Change in Fair Value Plan Assets
   Balance at the beginning of the year ...........   $  2,371     $  2,279     $ 24,198     $ 26,788
   Actual return on assets ........................        (26)          26       (2,398)        (649)
   Contributions - employer .......................       --            200          799          946
   Contributions - employee .......................       --           --            180          196
   Foreign currency exchange rates ................       --           --           (700)      (2,066)
   Benefits paid ..................................       (115)        (134)        (966)      (1,017)
                                                      --------     --------     --------     --------
   Balance at the end of the period ...............   $  2,230     $  2,371     $ 21,113     $ 24,198
                                                      ========     ========     ========     ========
Funded status of the plan
   (Under) over funded ............................   ($   512)    $     63     ($ 2,643)    $  1,523
   Unrecognized net actuarial (gain)  loss ........      1,011          500        5,959        1,293
   Unamortized prior service cost .................        110          135         --           --
                                                      --------     --------     --------     --------
   Prepaid Pension Expense ........................   $    609     $    698     $  3,316     $  2,816
   Charge for minimum liability requirement .......     (1,121)        --         (5,959)        --
                                                      --------     --------     --------     --------
   Net pension asset (liability) ..................   ($   512)    $    698     ($ 2,643)    $  2,816
                                                      ========     ========     ========     ========
   Intangible pension asset .......................   $    110         --           --           --
                                                      ========     ========     ========     ========
   Discount rate ..................................       6.00%        7.25%        5.75%        6.00%
   Rate of increase in future compensation levels .        N/A          N/A         2.50%        3.00%
   Expected long-term rate of return on plan assets       8.00%        8.00%        6.50%        7.00%

          The foreign plan experienced a significant decline in the value if its assets during 2001. As a result of the poor investment performance, mid-year the plan's trustees moved the asset management to a different investement manager. The decline in the assets resulted in a requirement to record a minimum pension liability of $2.6 million for the foreign plan. This requirement resulted in a net of tax charge to stockholders' equity of $4.2 million in 2001. This charge was required to write down the existing prepaid pension asset and establish a net liability. This charge is recorded as part of comprehensive income (loss) in the stockholders' equity section of the balance sheet. At December 31, 2001, for the foreign pension plan, the accumulated benefit obligation was $23.7 million.

          The funded status under regulatory guidelines in the U.K. used to determine legally required minimum funding amounts for the Company's foreign plan can vary significantly from the funded status for U.S. accounting purposes. The amount of Company contributions to the pension plan is based upon a minimum funding computation under U.K. guidelines. This minimum funding computation must be performed at least every three years. Under the last computation performed, Company is required to make annual contributions to the pension plan for past service of approximately $265,000 a year. Based upon the nature of the minimum funding computation, this amount is subject to change the next time a computation is performed. The next computation must be performed using information as of the end of March 2002.

          The Company is also required to make contributions to the plan for current benefits earned. This amount was approximately $534,000 and $379,000 in 2001 and 2000. The Company anticipates that it will continue to be required to make substanial contributions in the same order of maginitude to the U.K. pension plan in the coming years; however, the level of future contributions is subject to several factors including investment performance on existing assets. The Company also made a special contribution in 2000 of approximately $302,000. U.K. government regulations require that by the year 2012, the plan be fully funded under the statutory minimum funding computation.

          The Company changed the domestic discount rate in 2001 and 2000 in response to year-end interest rates. The Company had a minimum pension liability of $512,000 for its U.S. pension plan at December 31, 2001, and a minimum pension liability of $2,643,000 for its U.K. pension plan at December 31, 2001. No minimum pension liability was required at December 31, 2000. The adjustments to the minimum liability were recorded as comprehensive income (loss) included in stockholders' equity, net of applicable income taxes. For pension related matters, comprehensive loss was $4,821,000 in fiscal 2001 and comprehensive income was $613,000 in fiscal 2000 (see Note 12).

          The Company has a domestic 401(k) retirement plan for salaried employees which includes matching and discretionary non-matching contributions by the Company. Approximately $101,000, $107,000, and $112,000 of Company contributions were expensed in fiscal 2001, 2000 and 1999, respectively.

     POST-EMPLOYMENT BENEFITS OTHER THAN PENSIONS

          The Company generally provides health care benefits to eligible domestic union retired employees who retired prior to 1994 and their dependents through age 65. The Company is self-insured for claims prior to age 65 and pays these as incurred. Retired employees and their dependents were entitled to select Supplemental Medicare Coverage A and B only at age
     65. The Company pays 100% of the monthly Medicare premiums for most of these individuals and 75% for the remaining individuals. Eligibility for these retiree health care benefits was attained upon reaching age 60 and completing 10 years of service.

          The   following   table   summarizes   the   Company's   expense   for
     post-employment benefits other than pensions.


                                                                   Year ended
                                                       12/31/01      12/31/00     12/31/99
                                                       --------      --------     --------
                                                                  (In thousands)

     Service cost- benefits earned during the period      --            --          --
     Interest cost on accumulated postretirement
       benefit obligation ..........................     $ 46         $ 54         $ 49
     Amortization of net loss (gain) ...............      (30)         (15)         --
                                                         ----         ----         ----
     Net periodic postretirement benefit costs .....     $ 16         $ 39         $ 49
                                                         ====         ====         ====

         The Company's non-pension post-retirement benefit plans are not funded. The status of the plans are as follows:

                                                        12/31/01      12/31/00
                                                        --------      --------
                                                             (In thousands)
   Accumulated postretirement benefit obligation:
     Beginning of the year .........................     $   786       $   918
     Interest cost .................................          46            54
     Recognized actuarial (gain) loss ..............          68          (123)
     Benefits Paid .................................         (58)          (63)
                                                         -------       -------
     End of the year ...............................         842           786
     Unrecognized actuarial (gain) loss ............         234           332
                                                         -------       -------
   Accrued postretirement benefit obligation .......     $ 1,076       $ 1,118
                                                         =======       =======

         The assumed discount rate used in determining the accumulated post-retirement benefit obligation was 6.00% and 7.25% at December 31, 2001 and 2000, respectively. The change in assumptions did not have a material impact on the obligation or net periodic post-retirement benefit cost. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 7.5% at December 31, 2001. The trend rate used for 2002 is 10% and declines 1.0% per year to 5.0% by the year 2007 and remains at that level thereafter. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:


                                                        1-Percentage-Point
                                                      Increase      Decrease
                                                      ----------------------
                                                          (In thousands)

  Increase (decrease) in the interest cost
   components in 2001                                   $  3         $  (3)
  Increase (decrease) in postretirement benefit
   obligation as of 2001                                $785         $(690)

NOTE 12 - ACCUMULATED COMPREHENSIVE INCOME (LOSS)

         The components of other comprehensive income (loss) are as follows:

                                                       Foreign
                                                       Currency        Minimum
                                                      Translation      Pension
                                                      Adjustments     Liability       Total
                                                     ------------     ---------       -----
                                                                   (In thousands)
Balance at December 31, 1998 ......................    ($   64)       ($1,577)       ($1,641)
Cumulative translation adjustment .................       (245)          --             (245)
Minimum pension liability adjustment ..............       --            1,399          1,399
Deferred taxes relating to minimum
  pension liability ...............................       --             (435)          (435)
                                                        ------         ------         ------
Balance at December 31, 1999 ......................       (309)          (613)          (922)
Cumulative translation adjustment .................       (885)          --             (885)
Minimum pension liability adjustment ..............       --            1,005          1,005
Deferred taxes relating to minimum
  pension liability ...............................       --             (392)          (392)
                                                        ------         ------         ------
Balance at December 31, 2000 ......................     (1,194)             0         (1,194)
Cumulative translation adjustment .................       (226)          --             (226)
Minimum pension liability adjustment ..............       --           (6,970)        (6,970)
Deferred taxes relating to minimum
  pension liability ...............................       --            2,149          2,149
                                                        ------         ------         ------
Balance at December 31, 2001                           ($1,420)       ($4,821)       ($6,241)
                                                        ======         ======         ======

NOTE 13 - PROVISION FOR INCOME TAXES

         Pre-tax income (loss) and provision (benefit) for income taxes for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                                                 Year ended
                                                                    12/31/01      12/31/00    12/31/99
                                                                    --------      --------    --------

The domestic and foreign  components  of                                      (In  thousands)
income  (loss)  before
income taxes are:
                           Domestic .............................    ($    25)     $ 1,203     $ 2,284
                           United Kingdom .......................       1,212       (2,169)        591
                                                                      -------      -------     -------
                                                                      $ 1,187      $  (966)    $ 2,875
                                                                      =======      =======     =======
The provision (benefit) for income taxes is:
                      Current:
                           United States ........................     $   (25)     $   392     $   825
                           United Kingdom .......................          34            0         110
                           State ................................          (6)         107         208
                                                                      -------      -------     -------
                                                                            3          499       1,143
                                                                      -------      -------     -------

                      Deferred:
                           United States ........................          37           (1)        (49)
                           United Kingdom .......................         352         (481)         47
                           State ................................           5            0         (26)
                                                                      -------      -------     -------
                                                                          394         (482)        (28)
                                                                      -------      -------     -------
                                                                      $   397      $    17     $ 1,115
                                                                      =======      =======     =======

         Deferred tax liabilities (assets) result from the following differences between financial reporting and tax accounting

                                                                                  12/31/01    12/31/00
                                                                                  --------    --------
                                                                                      (In thousands)
                Deferred tax liabilities:
                -------------------------
                Fixed Assets ...................................................   $   337     $   615
                Pension ........................................................      --         1,120
                Inventory valuation ............................................        81         102
                Intangibles ....................................................        44          89
                Other ..........................................................        22          24
                                                                                   -------     -------
                Total deferred tax liabilities .................................       484       1,950
                                                                                   -------     -------
                Deferred tax assets:
                --------------------
                Pension ........................................................      (938)       --
                Non pension postretirement benefits ............................      (398)       (447)
                Warranty cost accruals .........................................      (152)       (270)
                Vacation reserve ...............................................       (98)        (98)
                Bad debt reserve ...............................................       (31)        (36)
                Net operating loss carryforward ................................      (190)       (641)
                Other reserves .................................................       (52)        (71)
                Other ..........................................................        (2)          3
                                                                                   -------     -------
                Total deferred tax assets ......................................    (1,861)     (1,560)
                                                                                   -------     -------
                Net deferred tax (asset) liability before valuation allowance ..    (1,377)        390
                Valuation allowance ............................................       190         197
                                                                                   -------     -------
                Net deferred tax (asset) liability .............................   ($1,187)    $   587
                                                                                   =======     =======

A valuation allowance of $197,000 was established in 2000. The Net Operating Loss Carry-forward relates to the Company's U.K. operations and can be carried forward indefinitely.

         A reconciliation from statutory U.S. federal income taxes to the actual income taxes is as follows:

                                                           Year ended
                                                12/31/01    12/31/00   12/31/99
                                                --------    --------   --------
                                                         (In thousands)

Statutory provision (benefit) ..............    $   404     $  (328)    $   978
U.S.--U.K. rate differential ...............        (48)         87         (44)
State income taxes, net of federal benefit .       --            71         120
Permanent differences ......................         41           2          75
Valuation allowance ........................       --           197        --
Other ......................................       --           (12)        (14)
                                                -------     -------     -------
Actual provision ...........................    $   397     $    17     $ 1,115
                                                =======     =======     =======

NOTE 14 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                        Year ended
                                            12/31/01     12/31/00      12/31/99
                                            --------     --------      --------
                                             (In thousands, except share data)
Net income (loss) applicable to
   common stockholders ................    $     790    ($    983)    $    1,760
                                           =========    =========     ==========

Weighted average number of common
   shares outstanding - basic .........    5,228,500    5,249,228      5,447,807
Effect of dilutive stock  options .....        2,040         --            6,195
                                           ---------    ---------     ----------

Weighted average number of
   common shares outstanding - diluted     5,230,540    5,249,228      5,454,002
                                           =========    =========     ==========

Net income (loss) per share-basic .....    $    0.15    ($   0.19)    $     0.32
                                           =========    =========     ==========
Net income (loss) per share-diluted ...    $    0.15    ($   0.19)    $     0.32
                                           =========    =========     ==========


NOTE 15 - FOREIGN CURRENCY CONTRACTS

         The Company, from time to time, enters into foreign exchange contracts for non-trading purposes, exclusively to minimize its exposure to currency fluctuations on trade receivables, firm commitments and payables. As a result, changes in the values of foreign currency contracts offset changes in the values of the underlying assets and liabilities due to changes in foreign exchange rates, effectively deferring cash gains and losses on trade receivables, firm commitments and payables and the related hedges until the date the transactions are settled in cash. The Company is exposed to loss in the event of nonperformance by the Company's bank, the other party to the foreign exchange contracts. The Company does not anticipate nonperformance by its bank.

         As of December 31, 2001, all of the Company's foreign exchange forward contracts were designated as fair value hedges. As such, there were no charges to the statement of operations related to these contracts. At December 31, 2001, the difference between the spot rate and the contract rate for the foreign exchange forwards was less than $1,000.

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

         The following provides gross revenue by product and geographic area for the years ended December 31, 2001, 2000 and 1999:


                                                          Year ended
                                              ---------------------------------
                                                 2001        2000        1999
                                                 ----        ----        ----
                                                        (In thousands)
   Sale by Product Line
   --------------------
   New Machines ..........................     $23,854     $29,000     $33,192
   Spares ................................      14,061      17,471      18,981
   Repairs ...............................      15,241      16,270      20,620
   Other .................................       3,093       1,482       1,662
                                               -------     -------     -------
   Total .................................     $56,249     $64,223     $74,455
                                               =======     =======     =======


   Geographic Sales by Destination
   -------------------------------
   United States .........................     $26,070     $41,365     $41,601
   United Kingdom ........................       2,037       3,572       4,889
   Europe (excluding U.K.) ...............      17,254       7,200      15,958
   North America (excluding U.S.) ........       2,767       4,522       2,766
   Asia ..................................       6,048       5,049       5,964
   Middle East ...........................         146         970         432
   Other .................................       1,927       1,545       2,845
                                               -------     -------     -------
       Total .............................     $56,249     $64,223     $74,455
                                               =======     =======     =======


         There are no sales to a single customer that exceeded 10% of the Company's revenue for the years ended December 31, 2001, 2000 and 1999.

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

         Net sales to unaffiliated customers, operating income and assets of the U.S. and U.K. operations for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                              United       United
                                              States       Kingdom      Consolidated
                                              --------------------------------------
                                                        (In  thousands)
    Year ended 12/31/01:
          Sales to unaffiliated Customers     $ 30,849     $ 25,400      $ 56,249
          Operating income ..............     $     10     $  1,104      $  1,114
          Long-lived assets .............     $  4,379     $  4,742      $  9,121
          Total assets ..................     $ 21,008     $ 14,958      $ 35,966

     Year ended 12/31/00:
          Sales to unaffiliated Customers     $ 48,427     $ 15,796      $ 64,223
          Operating income (loss) .......     $  1,131     ($ 1,968)     ($   837)
          Long-lived assets .............     $  5,472     $  7,879      $ 13,351
          Total assets ..................     $ 22,592     $ 21,340      $ 43,932

     Year ended 12/31/99:
          Sales to unaffiliated Customers     $ 48,218     $ 26,237      $ 74,455
          Operating income ..............     $    564     $    640      $  1,204
          Long-lived assets .............     $  5,713     $  8,704      $ 14,417
          Total assets ..................     $ 24,451     $ 24,411      $ 48,862


NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED):

         Summarized quarterly financial data for fiscal 2001 and 2000:

                                                                           (In thousands except per share data)
                                                                                         Quarter
                                                             ----------------------------------------------------------------
                                                                 First            Second           Third           Fourth
                                                             --------------   --------------   --------------  --------------
Fiscal 2000
Net Sales                                                          $11,555          $15,270          $17,488         $19,910
                                                             ==============   ==============   ==============  =============
Gross Margin                                                       $ 2,077          $ 3,997          $ 4,066         $ 5,018
                                                             ==============   ==============   ==============  =============
Net income (loss)                                                 ($ 1,480)        ($   132)        ($   133)        $   762
                                                             ==============   ==============   ==============  =============
Basic and diluted net income (loss) per common share              ($  0.28)        ($  0.03)        ($  0.03)        $  0.15
                                                             ==============   ==============   ==============  =============
Basic weighted average shares outstanding (000's)                    5,250            5,250            5,250           5,243
                                                             ==============   ==============   ==============  =============
Diluted weighted average shares outstanding (000's)                  5,250            5,250            5,250           5,243
                                                             ==============   ==============   ==============  =============

                                                                           (In thousands except per share data)
                                                                                         Quarter
                                                             -----------------------------------------------------------------
                                                                 First            Second           Third           Fourth
                                                             --------------   --------------   --------------  -------------
Fiscal 2001
Net Sales                                                          $11,080          $12,355          $15,847         $16,967
                                                             ==============   ==============   ==============  =============
Gross Margin                                                       $ 2,472          $ 2,418          $ 4,425         $ 4,529
                                                             ==============   ==============   ==============  =============
Net income (loss)                                                 ($   607)        ($   573)         $   923         $ 1,047
                                                             ==============   ==============   ==============  =============
Basic and diluted net income (loss) per common share              ($  0.12)        ($  0.11)         $  0.18         $  0.20
                                                             ==============   ==============   ==============  =============
Basic weighted average shares outstanding (000's)                    5,230            5,229            5,228           5,228
                                                             ==============   ==============   ==============  =============
Diluted weighted average shares outstanding (000's)                  5,230            5,229            5,228           5,235
                                                             ==============   ==============   ==============  =============

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2001 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 12, 2002.

ITEM 11 - EXECUTIVE COMPENSATION

         The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2001 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 12, 2002.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2001 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 12, 2002.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2001 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 12, 2002. See also Notes to Consolidated Financial Statements, Note 4, appearing in Item 8 herein.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

    (a)  Documents Filed as Part of Form 10-K
                                                                          Page
                                                                          ----

         1.   Financial Statements

         Report of Independent Auditors.....................................19
         Consolidated Balance Sheets as of December 31, 2001 and 2000.......20
         Consolidated Statements of Operations for the years ended
           December 31, 2001, 2000 and 1999.................................21
         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999...........................22
         Consolidated Statements of Cash Flows for years ended
           December 31, 2001, 2000 and 1999.................................23
         Notes to Consolidated Financial Statements......................24 - 39

         2.   Financial Statement Schedule

         Report of Independent Auditors on Financial Statement Schedule.....48
         Schedule II - Valuation and Qualifying Accounts....................49

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


3. Exhibits                                                                                                 Page
Exhibits                                                                                                    ----
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

Exhibit 4               Notice of commitment reduction between Farrel Corporation and The
                        Chase Manhattan Bank dated October 16, 2000.  Filed as an exhibit to the
                        Registrant's Form 10K for the year ended December 31, 2000.                          N/A

Exhibit 4               Second amendment to the amended and restated Credit Agreement between
                        Farrel Corporation and Chase Manhattan Bank dated December 27, 2000.
                        Filed as an exhibit to the Registrant's Form 10K for the year ended
                        December 31, 2000.                                                                   N/A

Exhibit 4               Notice of commitment reduction between Farrel Corporation and The
                        Chase Manhattan Bank dated March 28, 2001. Filed as an exhibit to the
                        Registrant's Form 10K for the year ended December 31, 2000.                          N/A

Exhibit 4               Amendment to Credit Agreement and Waiver for the Amended and
                        Restated Credit Agreement between Farrel Corporation and Chase
                        Manhattan Bank dated January 23, 1998. Filed as an
                        exhibit to the Registrant's Form 10Q for the quarter
                        ended July 1, 2001.                                                                  N/A

Exhibit 4               Revolving Credit and Term Loan Agreement dated June 15, 2001, between Farrel Corporation, Farrel Limited and First Union National.
                        Filed as an exhibit to the Registrant's Form 10Q for the
                        quarter ended July 1, 2001.                                                          N/A

Exhibit 4               Revolving Promissory Note dated June 18, 2001, between Farrel
                        Corporation, Farrel Limited and First Union National Bank.
                        Filed as an exhibit to the Registrant's Form 10Q for the
                        quarter ended July 1, 2001.                                                          N/A

Exhibit 4               Term Promissory Note dated June 18, 2001, between Farrel Limited and First Union National Bank. Filed as an exhibit to the
                        Registrant's Form 10Q for the quarter ended July 1, 2001.                            N/A



Exhibit 4               Letter Agreement Dated March 18, 2002, modifying the Revolving Credit and Term Loan Agreement dated June 15, 2001, between Farrel Corporation,
                        Farrel Limited and First Union National Bank                                         50

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

Exhibit 10(b)           First Amendment to Employment Agreement between Rolf K. Liebergesell and Registrant effective as of December 1, 1997. Filed as an exhibit to the
                        Registrant's Form 10Q for the quarter ended March 29, 1998.                          N/A

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

Exhibit 10(i)           Environmental Settlement Agreement between The Black & Decker
                        Corporation and the Registrant dated February 17, 1995.
                        Filed as an exhibit to the Registrant's Form 10K for the year
                        ended December 31, 1994.                                                             N/A

Exhibit 10(j)           Secondment Agreement between Karl N. Svensson and the
                        Registrant, dated March 3, 1995.
                        Filed as an exhibit to the Registrant's Form 10Q for the quarter
                        ended June 30, 1996.                                                                 N/A

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



Exhibit 11              Letter dated February 8, 2002, amending the Standard Corporate Financial
                        Services contract between First Funding Corporation and the Registrant,
                        dated June 17, 1986.                                                                 51

Exhibit 11              Statement re: Computation of per share earnings.                                     37

Exhibit 21              Subsidiaries - Filed as an exhibit to the Registrant's Registration Statement
                        as Form S-1 (No. 33-43539) and incorporated herein by reference.                     N/A

Exhibit 23              Consent of Ernst & Young LLP                                                         52



(b)  Reports on Form 8K.

No such reports were filed by the Company during the year ended December 31, 2001.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Farrel Corporation




                                    /s/ Walter C. Lazarcheck
                                    ------------------------------------------
                                    Walter C. Lazarcheck
                                    Vice President and Chief Financial Officer



                                    March 25, 2002
                                    ------------------------------------------
                                    Date

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                                           Date
---------                       -----                                           ----

/s/ Rolf K. Liebergesell        Chief Executive Officer, President and          March 25, 2002
------------------------                                                        -----------------------
Rolf K. Liebergesell             Chairman of the Board


/s/ Walter C. Lazarcheck        Vice President - Chief Financial Officer        March  25, 2002
------------------------                                                        -----------------------
Walter C. Lazarcheck             (Chief Accounting Officer)


/s/ Charles S. Jones            Director                                        March  25, 2002
-------------------------                                                       -----------------------

Charles S. Jones


/s/ James A. Purdy              Director                                        March 25, 2002
-------------------------                                                       -----------------------

James A. Purdy


/s/ Glenn Angiolillo            Director                                        March  25, 2002
-------------------------                                                       -----------------------

Glenn Angiolillo


/s/ Alberto Shaio               Director                                        March  25, 2002
-------------------------                                                       -----------------------

Alberto Shaio

                        Report of Independent Auditors on
                    Consolidated Financial Statement Schedule


The Board of Directors and Stockholders
Farrel Corporation


We have audited the consolidated financial statements of Farrel Corporation as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 1, 2001, (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule for the years ended December 31, 2001, 2000 and 1999 listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       Ernst & Young LLP

Stamford, Connecticut
February 1, 2002

                                                                    SCHEDULE II
                               FARREL CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS




The allowances for doubtful receivables and reserves for excess and obsolete inventory items have been deducted in the balance sheets from the assets to which they apply. The accrued warranty costs are shown as liabilities in the balance sheet.


COLUMN A                                      COLUMN B                   COLUMN C                    COLUMN D        COLUMN E
-----------------------------------------  ----------------  ---------------------------------  -------------------  -------------
                                                                                  Charged
                                             Balance at        Charged to       (credited)
                                              beginning        Costs and         to other                              Balance at
Name of Debtor                                of period         Expenses       accounts (1)       Deductions (2)     end of period
-----------------------------------------  ----------------  ---------------  ----------------  -------------------  -------------
Year ended 12/31/99
-------------------
Allowance for doubtful
  receivables                                        $  297           $  163             ($ 4)           ($  271)        $  185
Reserve for excess and obsolete
  inventory items                                    $1,550           $  106             ($21)           ($  281)        $1,354
Accrued warranty
  costs                                              $1,683           $1,426             ($30)           ($1,450)        $1,629
Year ended 12/31/00
-------------------
Allowance for doubtful
  receivables                                        $  185           $  194              $ 1            ($  241)        $  139
Reserve for excess and obsolete
  inventory items                                    $1,354           $  379             ($18)           ($  271)        $1,444
Accrued warranty
  costs                                              $1,629           $1,285              $22            ($1,861)        $1,075
Year ended 12/31/01
-------------------
Allowance for doubtful
  receivables                                        $  139           $   69              $ 0            ($   29)        $  179
Reserve for excess and obsolete
  inventory items                                    $1,444           $  540             ($11)           ($   48)        $1,925
Accrued warranty
  costs                                              $1,075           $  949             ($ 9)           ($1,011)        $1,004



(1) Represents foreign currency translation adjustments charged or credited to stockholders' equity.
(2) Represents accounts receivable written off, obsolete inventory items written off, reductions in accrued warranty costs to reflect expenditures incurred.