Form 10-Q
period 2002-03-31
FARREL CORP
filed 2002-05-03
CIK 34645

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 2002
                               -------------------------------------------------

                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------
Commission file number    0 -19703
                       ---------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      CLASS                                  OUTSTANDING AT MAY 1, 2002
------------------------------------------------------------------------

      Common Stock (Voting), $.01 par value                5,228,461
                                                           ---------

                               FARREL CORPORATION


                                      INDEX

                                                                           PAGE

Part I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Consolidated Balance Sheets -
                  March 31, 2002 and December 31, 2001                       3

                  Consolidated Statements of Operations -
                  Three months ended March 31, 2002
                  and April 1, 2001                                          4

                  Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2002
                  and April 1, 2001                                          5

                  Notes to Consolidated Financial Statements                 6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        9



Part II. OTHER INFORMATION                                                  12

         Exhibit 11 - Computation of Earnings Per Share                     14

                         Part I - Financial Information
                               FARREL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   March 31,             December 31,
                                                                                   ---------             ------------
                                                                                      2002                   2001
                                                                                      ----                   ----
ASSETS
                                                                                 (Unaudited)
           Current Assets:
                 Cash and cash equivalents                                               $6,692                 $5,579
                 Accounts receivable, net of allowance for
                    doubtful accounts of $92 and $179, respectively                       5,718                  9,416
                 Inventory                                                               11,161                 10,554
                 Deferred income taxes                                                      423                    423
                 Other current assets                                                     1,124                    873
                                                                                 ---------------        ---------------
                               Total current assets                                      25,118                 26,845
                 Property, plant and equipment - net of accumulated
                    depreciation of $15,230 and $14,995, respectively                     7,669                  8,101
                 Deferred income taxes                                                      764                    764
                 Other assets                                                               286                    256
                                                                                 ---------------        ---------------
                 Total Assets                                                           $33,837                $35,966
                                                                                 ===============        ===============
LIABILITIES & STOCKHOLDERS' EQUITY
           Current Liabilities:
                 Accounts payable                                                        $3,217                 $4,393
                 Accrued expenses & taxes payable                                         1,021                  1,482
                 Advances from customers                                                  4,019                  3,452
                 Accrued warranty costs                                                     956                  1,004
                 Current portion of long - term debt                                        666                    680
                                                                                 ---------------        ---------------
                                Total current liabilities                                 9,879                 11,011

           Long - term debt                                                                 831                  1,019
           Postretirement benefit obligation                                              1,067                  1,076
           Minimum pension liability                                                      3,231                  3,155
           Commitments and contingencies                                                    ---                    ---
                                                                                 ---------------        ---------------
                                Total Liabilities                                        15,008                 16,261
                                                                                 ---------------        ---------------
           Stockholders' Equity:
                 Preferred stock, par value $100, 1,000,000
                      shares authorized, no shares issued                                   ---                    ---
                 Common stock, par value $.01,
                      10,000,000 shares authorized,
                      6,142,106 shares issued                                                61                     61
                 Paid in capital                                                         19,295                 19,295
                 Treasury stock, 913,645 shares at
                    March 31, 2002 and December 31, 2001                                 (2,530)                (2,530)
                 Retained earnings                                                        8,360                  9,120
                 Accumulated other comprehensive loss                                    (6,357)                (6,241)
                                                                                 ---------------        ---------------
                                Total Stockholders' Equity                               18,829                 19,705
                                                                                 ---------------        ---------------
           Total Liabilities and Stockholders' Equity                                   $33,837                $35,966
                                                                                 ===============        ===============

           See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    THREE MONTHS ENDED
                                                                    ------------------
                                                            March 31,                April 1,
                                                              2002                     2001
                                                              ----                     ----
                                                           (unaudited)              (unaudited)
Net sales                                                         $7,845                  $11,080

Cost of sales                                                      5,993                    8,608
                                                         ----------------         ----------------

Gross margin                                                       1,852                    2,472

Operating expenses:

    Selling                                                          968                    1,302

    General & administrative                                       1,892                    1,711

    Research & development                                           249                      444
                                                         ----------------         ----------------

Total operating expenses                                           3,109                    3,457
                                                         ----------------         ----------------

Operating loss                                                    (1,257)                    (985)

Interest income                                                       26                       52

Interest expense                                                     (27)                     (42)

Other income (expense), net                                          172                       19
                                                         ----------------         ----------------

Loss before income taxes                                          (1,086)                    (956)

Benefit for income taxes                                             326                      349
                                                         ----------------         ----------------

Net loss                                                           $(760)                   $(607)
                                                         ================         ================

Per share data:

Basic and Diluted net loss
    per common share                                              $(0.15)                  $(0.12)
                                                         ================         ================
Average shares outstanding:
   Basic                                                       5,230,061                5,230,061
                                                         ================         ================
   Diluted                                                     5,230,061                5,230,061
                                                         ================         ================
Dividends declared                                                 $0.00                    $0.00
                                                         ================         ================

           See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                           THREE MONTHS ENDED
                                                                                           ------------------
                                                                                   MARCH 31,                 APRIL 1,
                                                                                   ---------                 --------
                                                                                     2002                      2001
                                                                                     ----                      ----
                                                                                  (Unaudited)               (Unaudited)
Cash flows from operating activities:
  Net loss                                                                                  $(760)                  $(607)
  Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
    Loss (gain) on disposal of fixed assets                                                   ---                    (151)
    Depreciation and amortization                                                             398                     430
    Decrease in accounts receivable                                                         3,618                   4,694
    (Increase) in inventory                                                                  (710)                 (2,122)
    (Increase) in prepaid pension costs                                                        67                    (105)
    Increase (decrease) in accounts payable                                                (1,107)                   (537)
    Increase (decrease) increase in customer advances                                         596                     (16)
    (Decrease) in accrued expenses & taxes                                                   (472)                   (508)
    (Decrease) in accrued warranty costs                                                      (42)                    (45)
    Increase (decrease) in deferred income taxes                                              ---                    (108)
    Other                                                                                    (265)                    (55)
                                                                                -----------------         ---------------
    Total adjustments                                                                       2,083                   1,477
                                                                                -----------------         ---------------
    Net cash (used in) provided by operating activities                                     1,323                     870
                                                                                -----------------         ---------------
Cash flows from investing activities:
    Proceeds from disposal of fixed assets                                                    ---                     374
    Purchases of property, plant and equipment                                                (14)                    (87)
                                                                                -----------------         ---------------
    Net cash (used in) provided by investing activities                                       (14)                    287
                                                                                -----------------         ---------------
Cash flows from financing activities:
    Repayment of long-term borrowings                                                        (167)                   (289)
    Proceeds from borrowing, net of repayments of short-term borrowings                       ---                     ---
    Purchase of treasury stock                                                                ---                     ---
                                                                                -----------------         ---------------
    Net cash (used in) financing activities                                                  (167)                   (289)
                                                                                -----------------         ---------------
Effect of foreign currency exchange rate changes on cash                                      (29)                    (64)
                                                                                -----------------         ---------------
Net increase (decrease) in cash and cash equivalents                                        1,113                     804
    Cash and cash equivalents - Beginning of period                                         5,579                   2,486
                                                                                -----------------         ---------------
    Cash and cash equivalents - End of period                                              $6,692                  $3,290
                                                                                =================         ===============
Income taxes paid                                                                             $27                     $17
                                                                                =================         ===============
Interest paid                                                                                 $27                     $42
                                                                                =================         ===============

           See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the consolidated financial position of Farrel Corporation ("Farrel" or "the Company") as of March 31, 2002, and the consolidated results of its operations and its cash flows for the three month periods ended March 31, 2002 and April 1, 2001. These results are not necessarily indicative of results to be expected for the full fiscal year. The statements should be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report and Form 10-K for the year ended December 31, 2001.

NOTE 2 - INVENTORY

         Inventory is comprised of the following:

                                                                  MARCH 31,       DECEMBER 31,
                                                                  ---------       ------------
                                                                    2002               2001
                                                                    ----               ----
                                                                        (In thousands)
         Stock and raw materials.....................               $6,906            $6,444
         Work-in process.............................                4,255             4,110
                                                                     -----             -----
         Total.......................................              $11,161           $10,554
                                                                   =======           =======

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

         Other comprehensive income (loss) is as follows:

                                                                     Three Months Ended
                                                            March 31,                 April 1,
                                                              2002                     2001
                                                              ----                     ----
                                                                       (In thousands)

         Net loss                                            $(760)                    $(607)
         Foreign currency translation
               adjustments                                    (203)                     (487)
                                                              -----                     -----
         Other comprehensive income
               (loss)                                        $(963)                  $(1,094)
                                                             ======                  ========


         Accumulated other comprehensive income (loss) consists of the following:

                                                            March 31,              December 31,
                                                              2002                     2001
                                                              ----                     ----
                                                                      (In thousands)
         Foreign currency translation
               adjustments                                 $(1,623)                  $(1,420)
         Minimum pension liability                          (4,734)                   (4,821)
                                                            -------                 ---------
         Accumulated other comprehensive
                income (loss)                              $(6,357)                  $(6,241)
                                                           ========                   =======

NOTE 4 - SEGMENT INFORMATION

      The Company's operations are considered one operating segment. The Company's products consist of new machines, aftermarket and spare parts and repair related services. The Company's products and services are sold to commercial manufacturers in the plastic and rubber industries. The manufacturing, assembly and distribution of each of the Company's products are essentially the same.

NOTE 5 - IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board (the "FASB") issued statements No. 142 (Goodwill and Other Intangible Assets) and No. 143 (Accounting for Asset Retirement Obligations). Statement No. 142 was adopted by the Company on January 1, 2002. The Company must adopt statement No. 143 no later than January 2003. Statement No. 142 changed the accounting for Goodwill and other intangible assets, such that those assets whose life is determined to be indefinite are not subject to amortization. These assets shall be tested for impairment at least annually, and the value will need to be written down if the fair value is less than the carrying value. The adoption of Statement No. 142 did not have a significant effect on the Company's financial position or results of operations. Statement No. 143 requires that a liability must be recognized for an asset retirement obligation related to long lived tangible assets. The liability shall be recorded at fair value. The Company anticipates the adoption of Statement No. 143 will not have a significant effect on its financial position or results of operations.

      In August 2001, the FASB issued statement No. 144 (Accounting for the Impairment or Disposals of Long-lived Assets). The Company adopted statement No. 144 on January 1, 2002. This statement requires an impairment loss to be recognized if the carrying value of a long-lived asset (asset group) is not recoverable and exceeds its fair value. Long-lived assets (asset groups) shall be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The adoption of this statement did not have an effect on the Company's financial position or results of operations.

NOTE 6 - FOREIGN CURRENCY CONTRACTS

      In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company adopted on January 1, 2001. The Statement provides a new method of accounting for derivatives and hedges. The adoption of this Statement did not have a significant effect on the Company's results of operations or financial position.

      The Company has entered into foreign exchange forward contracts which are designated as fair value hedges of accounts receivable and future receivables related to customer orders in backlog. The Company, from time to time, enters into foreign exchange forward contracts to hedge certain firm commitments that are denominated in currencies other than the Company's operating currencies.

      As of March 31, 2002, all of the Company's foreign exchange forward contracts were designated as fair value hedges. As such, there were no charges to the statement of operations during the three months ended March 31, 2002, related to these contracts. At March 31, 2002, the difference between the spot rate and the contract rate for the foreign exchange forwards was a net unrealized loss of $1,100.

NOTE 7 - BANK CREDIT ARRANGEMENTS

      In June 2001, the Company entered into a new worldwide multi-currency credit facility with a major US bank. This facility includes a $10 million revolving credit facility for direct borrowings and letters of credit. The facility contains a sub-limit that caps the amount of direct borrowings the Company can make at $5 million. The revolving credit facility expires on June 15, 2003. The facility contains limits on direct borrowings and issuance of letters of credit based upon stipulated percentages of accounts receivable and inventory. The facility, as amended, also contains covenants specifying minimum and/or maximum thresholds for operating results, selected financial ratios and backlog. The backlog covenant requires that end of month backlog will not be less than $20 million for more than two consecutive months. The Company did not achieve the backlog covenant as of the end of January and February 2002; however, the bank waived the non-compliance. The agreement contains certain restrictions on investments, borrowings and the sale of assets. Dividend declarations or payments are allowed under this credit facility as long as there exists under the credit facility no Event of Default (as defined in the credit facility) or no condition which upon giving notice or lapse of time or both, would become an Event of Default. The Company's old credit facility was terminated except in relation to approximately $33,000 of letters of credit that had previously been posted under that facility and continue to be outstanding on March 31, 2002. The Company has approximately $1.3 million of letters of credit posted under its new facility on March 31, 2002.

           In June 2001, the Company also entered into a term loan for (pound)1.4 million (approximately $2 million) as part of this credit facility. The proceeds of this loan were used to repay an existing term loan of the same amount. The new term loan is repayable in monthly installments of (pound)38,888 (approximately $55,500) through June 2004. The term loan has an interest rate of LIBOR plus 2.7%.

PART I - ITEM 2 -

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION & RESULTS OF OPERATIONS

SAFE HARBOR STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Certain statements contained in the Company's public documents, including this report and in particular, this "Management's Discussion and Analysis of Financial Condition and Results of Operations", may be forward looking and may be subject to a variety of risks and uncertainties. Various factors could cause actual results to differ materially from these statements. These factors include, but are not limited to, pricing pressures from competitors and/or customers; continued economic and political uncertainty in certain of the Company's markets; the Company's ability to maintain and increase gross margin levels; the Company's ability to generate positive cash flow; changes in business conditions, in general, and, in particular, in the businesses of the Company's customers and competitors; the Company's access to adequate financing at competitive rates and other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED APRIL 1,
2001

      Net sales for the three month period ended March 31, 2002, were $7.8 million compared to $11.1 million for the three month period ended April 1, 2001, a decrease of $3.3 million. The decrease is primarily a result of lower new machine sales. The timing of the Company's sales, particularly new machines sales, is highly dependent on when an order is received, the amount of lead time from receipt of order to delivery and specific customer requirements. The Company operates in markets that are extremely competitive with cyclical demand. Many of the Company's customers and markets operate at less than full capacity and certain remain particularly competitive and are subject to local economic events.

      Orders received for the three month period ended March 31, 2002, were $14.1 million compared to $9.6 million for the three month period ended April 1, 2001. The increase in incoming orders is due to higher new machine orders received in North America.

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

      The level of backlog considered firm by management at March 31, 2002, was $24.3 million compared to $18.1 million at December 31, 2001, and $26.2 million at April 1, 2001. Substantially all the backlog as of March 31, 2002, is scheduled to be shipped by December 31, 2002. Such shipments are subject to various factors, such as customer requests for changes or manufacturing delays, which could result in shipments being delayed beyond December 31, 2002.

      Gross margin for the three month period ended March 31, 2002, was $1.9 million compared to $2.5 million for the three month period ended April 1, 2001, a decrease of $0.6 million. The decrease in gross margin is a result of lower sales. The gross margin as a percent of sales for the three month period ended March 31, 2002, was 23.6% compared to 22.3% for the three month period ended April 1, 2001. The increase in gross margin as a percent of sales is primarily due to a change in sales mix.

      Operating expenses for the three month period ended March 31, 2002, were $3.1 million compared to $3.5 million for the three month period ended April 1, 2001, a decrease of $0.3 million. The decrease is primarily due to lower employee compensation and related expenses.

      Interest income for the three month period ended March 31, 2002, was $26,000 compared to $52,000 for the three month period ended April 1, 2001. The decrease is due to lower interest rates.

      Interest expense for the three month period ended March 31, 2002, was $27,000 compared to $42,000 for the three months ended April 1, 2001. The decrease is primarily due to lower borrowings and lower interest rates.

      Other income, net for the three month period ended March 31, 2002, was $172,000 compared to $19,000 for the three month period ended April 1, 2001. Other income for the period ended March 31, 2002 includes approximately $167,000 received by the Company as a result of the demutualization of an insurance provider used by the Company.

      The Company provides for income taxes at the statutory rates in effect in each tax jurisdiction in which income is earned or losses are generated, adjusted for permanent differences in determining income for financial reporting and income tax purposes. The effective income tax benefit rate was 30.0% for the three month period ended March 31, 2002, compared to 36.5% for the three month period ended April 1, 2001. The effective tax rate varies among periods due to the change in the proportion and amount of income and losses generated in different tax jurisdictions.

MATERIAL CONTINGENCIES

      Pursuant to a settlement agreement entered in 1995 between the Company and Black & Decker Corporation ("Black & Decker"), Black & Decker agreed to assume full responsibility for the investigation and remediation of any pre-May 12, 1986 environmental contamination at the Company's Ansonia and former Derby, Connecticut facilities, as required by the Connecticut Department of Environmental Protection ("DEP"). Black & Decker has conducted a preliminary environmental assessment of the facilities. Although the assessment is still being evaluated by the DEP, on the basis of the preliminary data now available there is no reason to believe that any activities which might be required as a result of the findings of the assessment will have a material effect upon the capital expenditures, results of operations or the competitive position of the Company.

LIQUIDITY AND CAPITAL RESOURCES; CAPITAL EXPENDITURES

      Working capital and the working capital ratio at March 31, 2002 were $15.2 million and 2.5 to 1, respectively, compared to $15.8 million and 2.4 to 1 at December 31, 2001, respectively. During the three months ended March 31, 2002, the Company paid no dividends.

      Due to the nature of the Company's business, many sales are of a large dollar amount. Consequently, the timing of recording such sales may cause the balances in accounts receivable and/or inventory to fluctuate dramatically between quarters and may result in significant fluctuations in cash provided by operations. Historically, the Company has not experienced significant problems regarding the collection of accounts receivable. The Company also generally has financed its operations with cash generated by operations, progress payments from customers and borrowings under its bank credit facilities. Management anticipates that its cash balances, operating cash flows and available credit line will be adequate to fund anticipated capital commitments and working capital requirements for at least the next twelve months. The Company made capital expenditures of $14,000 and $87,000 during the three month periods ended March 31, 2002 and April 1, 2001, respectively.

      In June 2001, the Company entered into a new worldwide multi-currency credit facility with a major US bank. This facility includes a $10 million revolving credit facility for direct borrowings and letters of credit. The facility contains a sub-limit that caps the amount of direct borrowings the Company can make at $5 million. The revolving credit facility expires on June 15, 2003. The facility contains limits on direct borrowings and issuance's of letters of credit based upon stipulated percentages of accounts receivable and inventory. The facility, as amended, also contains covenants specifying minimum and/or maximum thresholds for operating results, selected financial ratios and backlog. The backlog covenant requires that end of month backlog will not be less than $20 million for more than two consecutive months. The Company did not achieve the backlog covenant as of the end of January and February 2002; however, the bank waived the non-compliance. The agreement contains certain restrictions on investments, borrowings and the sale of assets. Dividend declarations or payments are allowed under this credit facility as long as there exists under the credit facility no Event of Default (as defined in the credit facility) or no condition which, upon giving of notice or lapse of time or both, would become an Event of Default. The Company's old credit facility was terminated except in relation to approximately $33,000 of letters of credit that had previously been posted under that facility and continue to be outstanding on March 31, 2002. The Company has approximately $1.3 million of letters of credit posted under its new facility on March 31, 2002.

In June 2001, the Company also entered into a term loan for (pound)1.4 million (approximately $2 million) as part of this credit facility. The proceeds of this loan were used to repay an existing term loan of the same amount. The new term loan is repayable in monthly installments of (pound)38,888 (approximately $55,500) through October 2004. The term loan has an interest rate of LIBOR plus 2.7%. At March 31, 2002 and December 31, 2001, there were $1.5 million and $1.7 million, respectively, outstanding under a term loan.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board (the "FASB") issued statements No. 142 (Goodwill and Other Intangible Assets) and No. 143 (Accounting for Asset Retirement Obligations). Statement No. 142 was adopted by the Company on January 1, 2002. The Company must adopt statement No. 143 no later than January 2003. Statement No. 142 changed the accounting for Goodwill and other intangible assets, such that those assets whose life is determined to be indefinite are not subject to amortization. These assets shall be tested for impairment at least annually, and the value will need to be written down if the fair value is less than the carrying value. The adoption of Statement No. 142 did not have a significant effect on the Company's financial position or results of operations. Statement No. 143 requires that a liability must be recognized for an asset retirement obligation related to long lived tangible assets. The liability shall be recorded at fair value. The Company anticipates the adoption of Statement No. 143 will not have a significant effect on its financial position or results of operations.

      In August 2001, the FASB issued statement No. 144 (Accounting for the Impairment or Disposals of Long-lived Assets). The Company adopted statement No. 144 on January 1, 2002. This statement requires an impairment loss to be recognized if the carrying value of a long-lived asset (asset group) is not recoverable and exceeds its fair value. Long-lived assets (asset group) shall be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The adoption of this statement did not have an effect on the Company's financial position or results of operations.


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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                                   N/A

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                               N/A

ITEM 5 - OTHER INFORMATION                                                                 N/A

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibit 11 (Regulation S-K) Computation of Earnings Per Share.                   Attached

      (b) Reports on Form 8-K

          No Reports on Form 8-K were filed by the registrant during the periods covered by this report.
