Form 10-Q
period 2002-06-30
FARREL CORP
filed 2002-08-14
CIK 34645

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------------------------------------------

                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  --------------------------
Commission file number    0 -19703
                       ------------------

                               FARREL CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                               22-2689245
--------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                   25 MAIN STREET, ANSONIA, CONNECTICUT, 06401
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (203) 736-5500
                              ----- --------------
              (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  V     No
    ---       ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                               OUTSTANDING AT AUGUST 9, 2002
------------------------------------------------------------------------

  Common Stock (Voting), $.01 par value              5,228,461

                               FARREL CORPORATION


                                      INDEX


                                                                                                               PAGE

Part I.   Item 1 - Financial Information
                  Consolidated Balance Sheets -
                  June 30, 2002 and December 31, 2001                                                             3

                  Consolidated Statements of Operations -
                  Three and six months ended June 30, 2002
                  and July 1, 2001                                                                                4

                  Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2002
                  and July 1, 2001                                                                                5

                  Notes to Consolidated Financial Statements                                                      6

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                            10

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                     14

Part II.   Other Information                                                                                     15

              Signatures                                                                                         16

              Exhibits -

                      Exhibit 4 - Modification of Revolving Promissory Note and Loan Agreement
                                  Dated August 2, 2002                                                           18

                      Exhibit 11 - Computation of Earnings Per Share                                             21

                      Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted
                                     pursuant to section 906 of the Sarbanes-Oxley Act of 2002                   22

                      Exhibit 99.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted
                                     pursuant to section 906 of the Sarbanes-Oxley Act of 2002                   23

                     Part I - Item 1 - Financial Information
                               FARREL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    June 30,             December 31,
                                                                                    --------             ------------
                                                                                      2002                   2001
                                                                                      ----                   ----
                                                                                  (Unaudited)
ASSETS
           Current Assets:
                 Cash and cash equivalents                                              $ 7,741                $ 5,579
                 Accounts receivable, net of allowance for
                    doubtful accounts of  $92 and $179, respectively                      6,158                  9,416
                 Inventory                                                               12,752                 10,554
                 Deferred income taxes                                                      423                    423
                 Other current assets                                                       872                    873
                                                                                 ---------------        ---------------
                               Total current assets                                      27,946                 26,845
                 Property, plant and equipment - net of accumulated
                    depreciation of  $16,087 and $14,995, respectively                    7,608                  8,101
                 Deferred income taxes                                                      814                    764
                 Other assets                                                               219                    256
                                                                                 ---------------        ---------------
                 Total Assets                                                           $36,587                $35,966
                                                                                 ===============        ===============
LIABILITIES & STOCKHOLDERS' EQUITY
           Current Liabilities:
                 Accounts payable                                                       $ 3,915                $ 4,393
                 Accrued expenses & taxes payable                                           790                  1,482
                 Advances from customers                                                  6,479                  3,452
                 Accrued warranty costs                                                     943                  1,004
                 Current portion of long - term debt                                        716                    680
                                                                                 ---------------        ---------------
                                Total current liabilities                                12,843                 11,011
           Long - term debt                                                                 775                  1,019
           Postretirement benefit obligation                                              1,064                  1,076
           Minimum pension liability                                                      3,425                  3,155
           Commitments and contingencies                                                    ---                    ---
                                                                                 ---------------        ---------------
                                Total Liabilities                                        18,107                 16,261
                                                                                 ---------------        ---------------
           Stockholders' Equity:
                 Preferred stock, par value $100, 1,000,000
                      shares authorized, no shares issued                                   ---                    ---
                 Common stock, par value $.01,
                      10,000,000 shares authorized,
                      6,142,106 shares issued                                                61                     61
                 Paid in capital                                                         19,295                 19,295
                 Treasury stock, 913,645 shares at
                    June 30, 2002 and December 31, 2001                                 (2,530)                (2,530)
                 Retained earnings                                                        7,684                  9,120
                 Accumulated other comprehensive loss                                   (6,030)                (6,241)
                                                                                 ---------------        ---------------
                                Total Stockholders' Equity                               18,480                 19,705
                                                                                 ---------------        ---------------
           Total Liabilities and Stockholders' Equity                                   $36,587                $35,966
                                                                                 ===============        ===============

           See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


                                                Three Months Ended                          Six Months Ended
                                                ------------------                          ----------------
                                            June 30,           July 1,                June 30,             July 1,
                                              2002               2001                   2002                2001
                                              ----               ----                   ----                ----
                                                      (Unaudited)                                (Unaudited)
Net sales                                       $9,175            $12,355               $17,020              $23,435

Cost of sales                                    6,957              9,937                12,950               18,545
                                          -------------     --------------       ---------------     ----------------

Gross margin                                     2,218              2,418                 4,070                4,890

Operating expenses:

    Selling                                      1,000              1,260                 1,968                2,562

    General & administrative                     1,669              1,611                 3,561                3,322

    Research & development                         281                376                   530                  820
                                          -------------     --------------       ---------------     ----------------

Total operating expenses                         2,950              3,247                 6,059                6,704
                                          -------------     --------------       ---------------     ----------------

Operating  loss                                  (732)              (829)               (1,989)              (1,814)

Interest income                                     30                 36                    56                   88

Interest expense                                  (26)               (36)                  (53)                 (78)

Other income (expense), net                         13               (68)                   185                 (49)
                                          -------------     --------------       ---------------     ----------------

Loss before income taxes                         (715)              (897)               (1,801)              (1,853)

Benefit  for income taxes                        (248)              (324)                 (574)                (673)
                                          -------------     --------------       ---------------     ----------------

Net loss                                        $(467)             $(573)              $(1,227)             $(1,180)
                                          =============     ==============       ===============     ================

Per share data:

Basic and Diluted loss per
  common share                                 $(0.09)            $(0.11)               $(0.23)              $(0.23)
                                          =============     ==============       ===============     ================
Average shares outstanding:
  Basic                                      5,228,461          5,228,563             5,228,461            5,229,251
                                          =============     ==============       ===============     ================
  Diluted                                    5,228,461          5,228,563             5,228,461            5,229,251
                                          =============     ==============       ===============     ================
  Dividends per share                            $0.04              $0.00                 $0.04                $0.00
                                          =============     ==============       ===============     ================

           See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                   Six Months Ended
                                                                                   ----------------
                                                                             June 30,              July 1,
                                                                             --------              -------
                                                                               2002                  2001
                                                                               ----                  ----
                                                                           (Unaudited)           (Unaudited)
         Cash flows from operating activities:
           Net loss                                                              $(1,227)             $(1,180)
           Adjustments to reconcile net loss to net
           cash provided by operating activities:
             Gain on disposal of fixed assets                                           -                (152)
             Depreciation and amortization                                            795                  859
             Decrease  in accounts receivable                                       3,420                7,099
             (Increase) in inventory                                              (2,499)              (2,088)
             Decrease (increase) in prepaid pension costs                             104                (227)
             (Decrease) in accounts payable                                         (592)                (625)
             Increase (decrease)  in customer advances                              3,511                  (2)
             (Decrease) in accrued expenses & taxes                                 (694)                (913)
             (Decrease) in accrued warranty costs                                    (78)                (221)
             Increase in deferred income taxes                                          -                   71
             Increase(decrease) in other                                                8                (264)
                                                                         -----------------      ---------------
             Total adjustments                                                      3,975                3,537
                                                                         -----------------      ---------------
             Net cash provided by operating activities                              2,748                2,357
                                                                         -----------------      ---------------
         Cash flows from investing activities:
             Proceeds from disposal of fixed assets                                     -                  374
             Purchases of property, plant and equipment                              (61)                (290)
                                                                         -----------------      ---------------
             Net cash (used in) provided by investing activities                     (61)                   84
         Cash flows from financing activities:
             Repayment of long-term borrowings                                      (280)              (2,264)
             Bank borrowings                                                            -                1,981
             Purchase of treasury stock                                                 -                  (5)
             Dividends paid                                                         (209)                    -
                                                                         -----------------      ---------------
             Net cash (used in) financing activities                                (489)                (288)
         Effect of foreign currency exchange rate changes on cash                    (36)                 (80)
                                                                         -----------------      ---------------
         Net increase in cash and cash equivalents                                  2,162                2,073
             Cash and cash equivalents - Beginning of period                        5,579                2,486
                                                                         -----------------      ---------------
             Cash and cash equivalents - End of period                             $7,741               $4,559
                                                                         =================      ===============
         Income taxes paid                                                            $40                  $32
                                                                         =================      ===============
         Interest paid                                                                $53                  $77
                                                                         =================      ===============

           See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the consolidated financial position of Farrel Corporation ("Farrel" or "the Company") as of June 30, 2002, and the consolidated results of its operations and its cash flows for the three and/or six month periods ended June 30, 2002 and July 1, 2001. These results are not necessarily indicative of results to be expected for the full fiscal year. For further information, the statements should be read in conjunction with the financial statements and notes thereto, included in the Company's Form 10-K for the year ended December 31, 2001.

NOTE 2 - INVENTORY

      Inventory is comprised of the following:

                                                                       June 30,         December 31,
                                                                       --------         ------------
                                                                        2002                 2001
                                                                        ----                 ----
                                                                               (In thousands)
         Stock and raw materials.....................                  $6,820               $6,444
         Work-in process.............................                   5,932                4,110
                                                                      -------              -------
         Total.......................................                 $12,752              $10,554
                                                                      =======              =======

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

      The components of other comprehensive income (loss) are as follows:

                                                         Three Months Ended            Six Months Ended
                                                       June 30,       July 1,        June 30,     July 1,
                                                        2002           2001           2002         2001
                                                        ----           ----           ----         ----
                                                                         (In thousands)

         Net loss                                        $(467)       $(573)         $(1,227)     $(1,180)
         Foreign currency translation adjustments          633           (1)             430         (488)
                                                         -----        -----          -------      -------
         Other comprehensive income (loss)               $ 166        $(574)         $  (797)     $(1,668)
                                                         =====        =====          =======      =======

 Accumulated other comprehensive loss consists of the following:

                                                            June 30,               December 31,
                                                              2002                     2001
                                                              ----                     ----
                                                                      (In thousands)
         Foreign currency translation
               adjustments                                 $  (990)                  $(1,420)
         Minimum pension liability                          (5,040)                   (4,821)
                                                           --------                  --------
         Accumulated other comprehensive
                Loss                                       $(6,030)                  $(6,241)
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

      At June 30, 2002, all of the Company's foreign exchange forward contracts were designated as fair value hedges. As such, there were no charges to the statement of operations related to these contracts. At June 30, 2002, the difference between the spot rate and the contract rate for the foreign exchange forwards was a net unrealized loss of $97,000.

NOTE 7 - BANK CREDIT ARRANGEMENTS

      In June 2001, the Company entered into a new worldwide multi-currency credit facility with a major U.S. bank. This facility includes a $10 million revolving credit facility for direct borrowings and letters of credit. The facility contains a sub-limit that caps the amount of direct borrowings the Company can make at $5 million. The revolving credit facility, as amended in August 2002, expires on June 15, 2004. The facility contains limits on direct borrowings and issuance of letters of credit based upon stipulated percentages of accounts receivable and inventory. The facility, as amended, also contains covenants specifying minimum and/or maximum thresholds for operating results, selected financial ratios and backlog. The backlog covenant requires that end of month backlog will not be less than $20 million for more than two consecutive months. The Company did not achieve the backlog covenant as of the end of January and February 2002; however, the bank waived the non-compliance. The agreement contains certain restrictions on investments, borrowings and the sale of assets. Dividend declarations or payments are allowed under this credit facility as long as there exists under the credit facility no Event of Default (as defined in the credit facility) or no condition which upon giving notice or lapse of time or both, would become an Event of Default. The Company has approximately $2.8 million of letters of credit issued under its credit facility on June 30, 2002.

      In June 2001, the Company also entered into a term loan for (British pound)1.4 million (approximately $2 million) as part of this credit facility. The proceeds of this loan were used to repay an existing term loan of the same amount. The new term loan is repayable in monthly installments of (British pound)38,888 (approximately $60,000) through June 2004. The term loan has an interest rate of LIBOR plus 2.7%.

NOTE 8 - PENSION

      At December 31, 2001, the Company was required to record a minimum pension liability related to the pension plan of its U.K. subsidiary since under Financial Accounting Standards Board Statement No. 87 ("FAS 87"), which prescribes the U.S. accounting for pension plans, the plan was underfunded. At December 31, 2001, under FAS 87 this plan was underfunded by approximately $2.6 million, as a result of which the Company was required to take a charge against stockholders' equity of $4.2 million. At December 31, 2002, the Company will be required to reflect the results of a FAS 87 computation as of that date in its financial statements. Based upon the decline in the plan's assets in 2002 described below, a charge to reduce stockholders' equity may be required at December 31, 2002.

      For the year ended December 31, 2000, the assets in the plan declined in value by $649,000 and in the first five months of 2001 the assets in the plan declined in value by approximately $1,089,000. As a result of the poor investment performance, the trustees of the plan changed to a new investment manager in May 2001. Under this new investment manager the assets in the plan declined in value by approximately $1,309,000 in the remainder of 2001 and for the period January 1, 2002 to June 30, 2002, the assets in the plan declined in value by approximately $1,900,000. For the period December 31, 1999 to June 30, 2002, the total decline in value of the assets was approximately $4,947,000. The majority of 2002 loss was incurred in June 2002 as a result of the decline in the stock market. The trustees of the plan moved the plan assets out of equities in July and are reviewing the long-term investment strategy of the plan.

      Benefits paid by the pension plan were $808,000, $1,017,000 and $966,000 in 1999, 2000 and 2001, respectively. At June 30, 2002, total assets in the plan were approximately $20.7 million. The value of the plan assets currently significantly exceeds the historical benefits paid for the past few years.

      In response to the funding situation, in January 2002, the U.K. subsidiary officially informed the plan trustees that effective the end of the first quarter of 2002, the U.K. employees would no longer accrue additional benefits under this pension plan for future service. Beginning in 2002, the U.K. subsidiary, as required under U.K. law, offered a defined contribution plan to its employees.

      Under laws governing the funding of U.K. defined benefit pension plans, the pension plan of the Company's U.K. subsidiary must be 90% funded on a non-wind up basis as computed under such funding rules by 2005 and 100% funded on a non-wind up basis as computed under such funding rules by 2012. The plan's actuary estimated that the plan was 87% funded as of January 31, 2002, on a non-wind up basis under the U.K. funding rules. The Company currently is contributing (British pound)36,000 (approximately $56,000) a month to the pension plan. This contribution amount was based upon the estimated funded status as of January 2002. A new formal funding computation is required by November 2002 and at such time a new rate of contributions from the Company will be determined. This new rate of contributions could be materially greater than the current contribution requirement.

      In July 2002, the Company, the plan trustees and the plan's actuary began discussing the appropriate means of ensuring the long term funding of the plan under currently existing U.K. funding rules, including among other things an assessment of the U.K. subsidiary's business prospects and cash position, the securitization of the U.K.

subsidiary's assets, a parent company guarantee, or other assurances, in order to avoid a determination by the actuary that the trustees should wind up the plan. The Company's U.K. legal counsel has provided a written opinion that, so long as the U.K. subsidiary is complying with its non-wind up statutory funding obligations, the trustees and the actuary have no legal basis to implement a wind up. The Company's U.K. subsidiary has confirmed its intention to meet these funding obligations.

      Under the U.K. funding rules, on a wind up basis the amount of underfunding of the plan is computed differently than, and would be substantially greater than, the amount computed on a non-wind up basis. Additionally, on a wind up basis, the underfunding must be paid down within a substantially shorter time period. If a wind up were to occur, it could have a material adverse effect on the financial position and results of operations of the Company.

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


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JULY 1, 2001

      Net sales for the six month period ended June 30, 2002, were $17.0 million compared to $23.4 million for the six month period ended July 1, 2001, a decrease of $6.4 million. The decrease is primarily a result of lower sales of new machines of approximately $5.0 million and after-market parts and field service of approximately $1.4 million. The timing of the Company's sales, particularly new machines sales, is highly dependent on when an order is received, the amount of lead time from receipt of order to delivery and specific customer requirements. The Company operates in markets which are extremely competitive with cyclical demand. Many of the Company's customers and markets operate at less than full capacity and certain markets remain particularly competitive and are subject to local economic events.

      Orders received for the six month period ended June 30, 2002, were $29.4 million compared to $23.0 million for the six month period ended July 1, 2001.

      The Company's products are primarily supplied to manufacturers and represent capital commitments for new plants, expansion or modernization. In the case of major equipment orders, up to 12 months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may represent orders received in the current or previous periods during which time economic conditions in various geographic markets of the world impact the Company's level of order intake. Many of the Company's traditional customers and markets are operating with excess capacity thereby reducing the number of projects for plant expansion and modernization. The Company is experiencing increased pricing pressures from competitors in an overall smaller market. Until recently, the value of the Euro versus the U.S. dollar and British pound sterling had decreased significantly since it was introduced which resulted in increased pricing pressures. Although it would be expected that a stronger Euro would benefit the Company from a competitive standpoint, the Company cannot be certain that it will alleviate any of the current pricing pressures in the market place. Demand for capital expenditures remains weak. Further, the cyclical nature of industry demand and, therefore, the timing of order intake may effect the Company's quarterly results of operations. The Company's ability to maintain and increase net sales depends upon a strengthening and stability in the Company's traditional markets and its ability to control costs to effectively compete in its current markets. There can be no assurance that the current level of orders will continue, that market conditions will not worsen, or that improvements in the Company's traditional markets will lead to increased orders for the Company's products.

      The level of backlog considered firm by management at June 30, 2002, was $31.3 million compared to $18.1 million at December 31, 2001, and $27.4 million at July 1, 2001. Substantially all of the backlog as of June 30, 2002, is scheduled for shipment in the next 12 months.

      Gross margin for the six month period ended June 30, 2002, was $4.1 million compared to $4.9 million for the six month period ended July 1, 2001, a decrease of $0.8 million. The decrease in gross margin is a result of lower sales. The gross margin as a percent of sales for the six month period ended June 30, 2002, was 23.9% compared to 20.9% for the six month period ended July 1, 2001. The increase in gross margin as a percent of sales is primarily due to
(i) sales of after-market related items representing a larger percent of total sales in 2002 versus 2001 and (ii) higher gross profit margins on new machine sales. After-market items such a spare parts typically have higher gross profit percents than new machine sales. The increase in gross margin as a percent of sales for new machines in 2002 versus 2001 is due to changes in sales mix of new machines.

      Operating expenses for the six month period ended June 30, 2002, were $6.1 million compared to $6.7 million for the six month period ended July 1, 2001, a decrease of $0.6 million. The selling and research and development components of operating expenses decreased primarily due to lower employee compensation and related expenses. The general and administrative component of operating expenses increased primarily due to higher pension related costs.

      Interest income for the six month period ended June 30, 2002, was $56,000 compared to $88,000 for the six month period ended July 1, 2001, a decrease of $32,000. The decrease is primarily due to lower interest rates.

      Interest expense for the six month period ended June 30, 2002, was $53,000 compared to $78,000 for the six month period ended July 1, 2001, a decrease of $25,000. The decrease is due to lower borrowings and lower interest rates.

      Other income, net for the six month period ended June 30, 2002, was $185,000 compared to other expense, net of $49,000 for the six month period ended July 1, 2001. Other income for the period ended June 30, 2002 includes approximately $167,000 received by the Company as a result of the demutualization of an insurance provider used by the Company.

      The Company provides for income taxes at the statutory rates in effect in each tax jurisdictions in which income is earned or losses generated, adjusted for permanent differences in determining income for financial reporting and income tax purposes. The effective income tax rate was 31.9% for the six month period ended June 30, 2002, compared to 36.3% for the six month period ended July 1, 2001. The effective tax rate varies among periods due to the change in the proportion and amount of income and losses generated in different taxing jurisdictions.

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JULY 1, 2001

      Net sales for the three months ended June 30, 2002, were $9.2 million compared to $12.4 million for the three month period ended July 1, 2001, a decrease of $3.2 million. The decrease is primarily a result of lower sales of new machines of $2.7 million and after-market parts and field service of $0.8 million, offset to some extent by increased sales of in-house repair services.

      Orders received for the three month period ended June 30, 2002, were $15.2 million compared to $13.4 million for the three month period ended July 1, 2001.

      The Company's sales, orders and backlog levels varied when comparing the two quarters due to market conditions and the nature of the industry in which the Company operates as more fully discussed in the results of operations for the six month period on page 10.

      Gross margin for the three month period ended June 30, 2002, was $2.2 million compared to $2.4 million for the three month period ended July 1, 2001, a decrease of $0.2 million. The decrease in gross margin is a result of lower sales. The gross margin as a percent of sales for the three month period ended June 30, 2002, was 24.2% compared to 19.6% for the three month period ended July 1, 2001. The increase in the gross margin as a percent of sales is primarily due to (i) sales of after-market related items representing a larger percent of total sales in 2002 versus 2001 and (ii) higher gross profit margins on new machine sales. After-market items such a spare parts typically have higher gross profit percents than new machine sales. The increase in gross margin as a percent of sales for new machines in 2002 versus 2001 is due to changes in sales mix of new machines.

      Operating expenses for the three month period ended June 30, 2002, were $2.9 million compared to $3.2 million for the three month period ended July 1, 2001, a decrease of $0.3 primarily due to lower employee compensation and related expenses.

      Interest income for the three month period ended June 30, 2002, was $30,000 compared to $36,000 for the three month period ended July 1, 2001, a decrease of $6,000. The decrease is primarily due to lower interest rates.

      Interest expense for the three month periods ended June 30, 2002, was $26,000 compared to $36,000 for the three month period ended July 1, 2001, a decrease of $10,000. The decrease is primarily due to lower borrowings and lower interest rates.

      Other income, net for the three month period ended June 30, 2002, was $13,000 compared to other expense, net of $68,000 for the three month period ended July 1, 2002.

      The Company provides for income taxes at the statutory rates in effect in each tax jurisdiction in which income is earned or losses are generated, adjusted for permanent differences in determining income for financial reporting and income tax purposes. The effective income tax rate was 34.7% for the three month periods ended June 30, 2002, compared to 36.1% for the three months ended July 1, 2001. The effective tax rate varies among periods due to the change in the proportion and amount of income and losses generated in different tax jurisdictions.

MATERIAL CONTINGENCIES

      Pursuant to a settlement agreement entered into in 1995 between the Company and Black & Decker Corporation ("Black & Decker"), Black & Decker agreed to assume full responsibility for the investigation and remediation of any pre-May 12, 1986 environmental contamination at the Company's Ansonia and former Derby, Connecticut facilities, as required by the Connecticut Department of Environmental Protection ("DEP"). Black & Decker has conducted a preliminary environmental assessment of the facilities. On the basis of the preliminary data now available there is no reason to believe that any activities which might be required as a result of the findings of the assessment will have a material effect upon the capital expenditures, results of operations or the competitive position of the Company.

LIQUIDITY AND CAPITAL RESOURCES; CAPITAL EXPENDITURES

      Working capital and the working capital ratio at June 30, 2002 were $15.1 million and 2.2 to 1, respectively, compared to $15.8 million and 2.4 to 1 at December 31, 2001, respectively. During the six months ended June 30, 2002, the Company paid a dividend of $0.04 per share.

      Due to the nature of the Company's business, many sales are of a large dollar amount. Consequently, the timing of recording such sales may cause the balances in accounts receivable and/or inventory to fluctuate dramatically between quarters and may result in significant fluctuations in cash provided by operations. Historically, the Company has not experienced significant problems regarding the collection of accounts receivable. The Company also generally has financed its operations with cash generated by operations, progress payments from customers and borrowings under its bank credit facilities. Management anticipates that its cash balances, operating cash flows and available credit line will be adequate to fund anticipated capital commitments and working capital requirements for at least the next twelve months. The Company made capital expenditures of $61,000 and $290,000 during the six month periods ended June 30, 2002 and July 1, 2001, respectively.

      In June 2001, the Company entered into a new worldwide multi-currency credit facility with a major U.S. bank. This facility includes a $10 million revolving credit facility for direct borrowings and letters of credit. The facility contains a sub-limit that caps the amount of direct borrowings the Company can make at $5 million. The revolving credit facility, as amended in August 2002, expires on June 15, 2004. The facility contains limits on direct borrowings and issuances of letters of credit based upon stipulated percentages of accounts receivable and inventory. The facility, as amended, also contains covenants specifying minimum and/or maximum thresholds for operating results, selected financial ratios and backlog. The backlog covenant requires that end of month backlog will not be less than $20 million for more than two consecutive months. The Company did not achieve the backlog covenant as of the end of January and February 2002; however, the bank waived the non-compliance. The agreement contains certain restrictions on investments, borrowings and the sale of assets. Dividend declarations or payments are allowed under this credit facility as long as there exists under the credit facility no Event of Default (as defined in the credit facility) or no condition which, upon giving of notice or lapse of time or both, would become an Event of Default. The Company has approximately $2.8 million of letters of credit issued under its credit facility on June 30, 2002.

      In June 2001, the Company also entered into a term loan for (British pound)1.4 million (approximately $2 million) as part of this credit facility. The proceeds of this loan were used to repay an existing term loan of the same amount. The new term loan is repayable in monthly installments of (British pound)38,888 (approximately $60,000) through October 2004. The term loan has an interest rate of LIBOR plus 2.7%. At June 30, 2002 and December 31, 2001, there were $1.5 million and $1.7 million, respectively, outstanding under the term loan.

      At December 31, 2001, the Company was required to record a minimum pension liability related to the pension plan of its U.K. subsidiary since under Financial Accounting Standards Board Statement No. 87 ("FAS 87"), which prescribes the U.S. accounting for pension plans, the plan was underfunded. At December 31, 2001, under FAS 87 this plan was underfunded by approximately $2.6 million, as a result of which the Company was required to take a charge against stockholders' equity of $4.2 million. At December 31, 2002, the Company will be required to reflect the results of a FAS 87 computation as of that date in its financial statements. Based upon the decline in the plan's assets in 2002 described below, a charge to reduce stockholders' equity may be required at December 31, 2002.

      For the year ended December 31, 2000, the assets in the plan declined in value by $649,000 and in the first five months of 2001 the assets in the plan declined in value by approximately $1,089,000. As a result of the poor investment performance, the trustees of the plan changed to a new investment manager in May 2001. Under this new investment manager the assets in the plan declined in value by approximately $1,309,000 in the remainder of 2001 and for the period January 1, 2002 to June 30, 2002, the assets in the plan declined in value by approximately $1,900,000. For the period December 31, 1999 to June 30, 2002, the total decline in value of the assets was approximately $4,947,000. The majority of 2002 loss was incurred in June 2002 as a result of the decline in the stock market. The trustees of the plan moved the plan assets out of equities in July and are reviewing the long-term investment strategy of the plan.

      Benefits paid by the pension plan were $808,000, $1,017,000 and $966,000 in 1999, 2000 and 2001, respectively. At June 30, 2002, total assets in the plan were approximately $20.7 million. The value of the plan assets currently significantly exceeds the historical benefits paid for the past few years.

      In response to the funding situation, in January 2002, the U.K. subsidiary officially informed the plan trustees that effective the end of the first quarter of 2002, the U.K. employees would no longer accrue additional benefits under this pension plan for future service. Beginning in 2002, the U.K. subsidiary, as required under U.K. law, offered a defined contribution plan to its employees.

      Under laws governing the funding of U.K. defined benefit pension plans, the pension plan of the Company's U.K. subsidiary must be 90% funded on a non-wind up basis as computed under such funding rules by 2005 and 100% funded on a non-wind up basis as computed under such funding rules by 2012. The plan's actuary estimated that the plan was 87% funded as of January 31, 2002, on a non-wind up basis under the U.K. funding rules. The Company currently is contributing (British pound)36,000 (approximately $56,000) a month to the pension plan. This contribution amount was based upon the estimated funded status as of January 2002. A new formal funding computation is required by November 2002 and at such time a new rate of contributions from the Company will be determined. This new rate of contributions could be materially greater than the current contribution requirement.

      In July 2002, the Company, the plan trustees and the plan's actuary began discussing the appropriate means of ensuring the long term funding of the plan under currently existing U.K. funding rules, including among other things an assessment of the U.K. subsidiary's business prospects and cash position, the securitization of the U.K. subsidiary's assets, a parent company guarantee, or other assurances, in order to avoid a determination by the actuary that the trustees should wind up the plan. The Company's U.K. legal counsel has provided a written opinion that, so long as the U.K. subsidiary is complying with its non-wind up statutory funding obligations, the trustees and the actuary have no legal basis to implement a wind up. The Company's U.K. subsidiary has confirmed its intention to meet these funding obligations.

      Under the U.K. funding rules, on a wind up basis the amount of underfunding of the plan is computed differently than, and would be substantially greater than, the amount computed on a non-wind up basis. Additionally, on a wind up basis, the underfunding must be paid down within a substantially shorter time period. If a wind up were to occur, it could have a material adverse effect on the financial position and results of operations of the Company.

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

PART 1 - ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from changes in foreign currency and interest rates. The Company manufactures many of its products and components in the United Kingdom and purchases many components in foreign markets. Approximately 50% of the Company's revenue is generated from foreign markets. The Company manages its risk of foreign currency rate changes by maintaining foreign currency bank accounts in currencies in which it regularly transacts business and the use of foreign exchange forward contracts. The Company does not enter into derivative contracts for trading or speculative purposes.

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

ITEM 1 - LEGAL PROCEEDINGS                                                                     None

ITEM 2 - CHANGES IN SECURITIES                                                                 N/A

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                                       N/A

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a)    Election of Directors:

           Howard J. Aibel:                 votes for 4,969,710, votes withheld 188,421
           Rolf K. Liebergesell:            votes for 4,953,314, votes withheld 204,817
           James A. Purdy:                  votes for 4,967,210, votes withheld 190,921

     b) Ratification of the selection of Ernst & Young LLP as independent accountants for the Company for the fiscal year ending December 31, 2002:

           votes for 5,123,984, votes against 8,800, votes abstained 25,347

ITEM 5 - OTHER INFORMATION                                                                     N/A

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit 4   Modification to Revolving Promissory Note and Loan Agreement
                     Dated August 2, 2002                                                      Attached

         Exhibit 11 (Regulation S-K) Computation of Earnings Per Share.                        Attached

         Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted
                      pursuant to section 906 of the Sarbanes-Oxley Act of 2002                Attached

         Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted
                      pursuant to section 906 of the Sarbanes-Oxley Act of 2002                Attached

     b)  Reports on Form 8-K:

         No Reports on Form 8-K were filed by the registrant during the periods covered by this report.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                               FARREL CORPORATION
                               ------------------
                               REGISTRANT



DATE:   8/13/02                           /s/ Rolf K. Liebergesell
      ------------------------------      --------------------------------------
                                          ROLF K. LIEBERGESELL
                                          CHIEF EXECUTIVE OFFICER,
                                          PRESIDENT AND CHAIRMAN OF THE BOARD




DATE    8/13/02                           /s/ Walter C. Lazarcheck
      ------------------------------      --------------------------------------
                                          WALTER C. LAZARCHECK
                                          VICE PRESIDENT AND CHIEF FINANCIAL
                                          OFFICER (CHIEF ACCOUNTING OFFICER)