Form 10-Q
period 2002-09-29
FARREL CORP
filed 2002-11-13
CIK 34645

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002
                               -------------------------------------------------

                                       OR
|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission file number    0-19703
                       ------------------

                               Farrel Corporation
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                     22-2689245
--------------------------------------            ------------------------------
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|    No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                            OUTSTANDING AT NOVEMBER 8, 2002
--------------------------------------------------------------------------------

Common Stock (Voting), $.01 par value                      5,228,461
                                                           ---------

                              Farrel Corporation

                                     Index

                                                                            Page
                                                                            ----

Part I.  Item 1 - Financial Information

            Consolidated Balance Sheets -
            September 29, 2002 and December 31, 2001                           3

            Consolidated Statements of Operations -
            Three and nine months ended September 29, 2002
            and September 30, 2001                                             4

            Consolidated Statements of Cash Flows -
            Nine months ended September 29, 2002
            and September 30, 2001                                             5

            Notes to Consolidated Financial Statements                         6

         Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               10

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk  15

         Item 4 - Controls and Procedures                                     15

Part II. Other Information                                                    16

         Signatures                                                           17

         Exhibits -

            Exhibit 11   - Statement re computation of per share earnings

            Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

            Exhibit 99.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                     Part I - Item 1 - Financial Information
                               FARREL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                           September 29,    December 31,
                                                                                2002            2001
                                                                           -------------    ------------
                                                                            (Unaudited)
ASSETS
           Current Assets:
                 Cash and cash equivalents                                     $8,467          $5,579
                 Accounts receivable, net of allowance for
                    doubtful accounts of  $91 and $179, respectively            6,426           9,416
                 Inventory                                                     14,147          10,554
                 Deferred income taxes                                            423             423
                 Other current assets                                             701             873
                                                                              -------         -------
                                Total current assets                           30,164          26,845
                 Property, plant and equipment - net of accumulated
                    depreciation of  $16,578 and $14,995, respectively          7,372           8,101
                 Deferred income taxes                                            827             764
                 Other assets                                                     166             256
                                                                              -------         -------
                 Total Assets                                                 $38,529         $35,966
                                                                              =======         =======
LIABILITIES & STOCKHOLDERS' EQUITY
           Current Liabilities:
                 Accounts payable                                              $5,242          $4,393
                 Accrued expenses & taxes payable                               1,104           1,482
                 Advances from customers                                        6,601           3,452
                 Accrued warranty costs                                           870           1,004
                 Current portion of long - term debt                              729             680
                                                                              -------         -------
                                Total current liabilities                      14,546          11,011
           Long - term debt                                                       546           1,019
           Postretirement benefit obligation                                    1,059           1,076
           Minimum pension liability                                            3,421           3,155
           Commitments and contingencies                                           --              --
                                                                              -------         -------
                                Total Liabilities                              19,572          16,261
                                                                              -------         -------
           Stockholders' Equity:
                 Preferred stock, par value $100, 1,000,000
                      shares authorized, no shares issued                          --              --
                 Common stock, par value $.01,
                      10,000,000 shares authorized,
                      6,142,106 shares issued                                      61              61
                 Paid in capital                                               19,295          19,295
                 Treasury stock, 913,645 shares at
                    September 29, 2002 and December 31, 2001                   (2,530)         (2,530)
                 Retained earnings                                              8,032           9,120
                 Accumulated other comprehensive loss                          (5,901)         (6,241)
                                                                              -------         -------
                                Total Stockholders' Equity                     18,957          19,705
                                                                              -------         -------
           Total Liabilities and Stockholders' Equity                         $38,529         $35,966
                                                                              =======         =======

           See Accompanying Notes to Consolidated Financial Statements

                                FARREL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share and share data)
                 -----------------------------------------------

                                                Three Months Ended                   Nine Months Ended
                                                ------------------                   -----------------
                                          September 29,     September 30,     September 29,     September 30,
                                              2002              2001              2002              2001
                                          -------------     -------------     -------------     -------------
                                                    (Unaudited)                         (Unaudited)
Net sales                                     $12,676           $15,847           $29,696           $39,282

Cost of sales                                   9,235            11,422            22,185            29,967
                                            ---------         ---------         ---------         ---------

Gross margin                                    3,441             4,425             7,511             9,315

Operating expenses:

    Selling                                     1,074             1,030             3,042             3,592

    General & administrative                    1,607             1,634             5,168             4,956

    Research & development                        278               265               808             1,085
                                            ---------         ---------         ---------         ---------

Total operating expenses                        2,959             2,929             9,018             9,633
                                            ---------         ---------         ---------         ---------

Operating  income (loss)                          482             1,496            (1,507)             (318)

Interest income                                    27                36                83               124

Interest expense                                  (24)              (39)              (77)             (117)

Other income (expense), net                        11               (63)              196              (112)
                                            ---------         ---------         ---------         ---------

Income (loss) before income taxes                 496             1,430            (1,305)             (423)

Provision (benefit) for income taxes              148               507              (426)             (166)
                                            ---------         ---------         ---------         ---------

Net income (loss)                                $348              $923             $(879)            $(257)
                                            =========         =========         =========         =========

Per share data:

Basic and Diluted income (loss) per
  common share                                  $0.07             $0.18            $(0.17)           $(0.05)
                                            =========         =========         =========         =========
Average shares outstanding:
  Basic                                     5,228,461         5,228,461         5,228,461         5,228,999
                                            =========         =========         =========         =========
  Diluted                                   5,276,863         5,228,461         5,228,461         5,228,999
                                            =========         =========         =========         =========
  Dividends per share                           $0.00             $0.00             $0.04             $0.00
                                            =========         =========         =========         =========

           See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                  Nine Months Ended
                                                                  -----------------
                                                            September 29,  September 30,
                                                                 2002           2001
                                                            -------------  -------------
                                                             (Unaudited)    (Unaudited)
Cash flows from operating activities:
  Net loss                                                       $(879)         ($257)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Gain on disposal of fixed assets                                --           (182)
    Depreciation and amortization                                1,202          1,272
    Decrease  in accounts receivable                             3,261          7,352
    (Increase) in inventory                                     (3,169)        (2,042)
    Decrease (increase) in prepaid pension costs                    74           (367)
    Increase in accounts payable                                   654            160
    Increase (decrease)  in customer advances                    3,015         (1,406)
    (Decrease) in accrued expenses & taxes                        (418)          (452)
    (Decrease) in accrued warranty costs                          (160)          (305)
    Increase in deferred income taxes                               --             39
    Increase in other                                              184            210
                                                                ------         ------
    Total adjustments                                            4,643          4,279
                                                                ------         ------
    Net cash provided by operating activities                    3,764          4,022
                                                                ------         ------
Cash flows from investing activities:
    Proceeds from disposal of fixed assets                          --            484
    Purchases of property, plant and equipment                    (117)          (358)
                                                                ------         ------
    Net cash (used in) provided by investing activities           (117)           126
Cash flows from financing activities:
    Repayment of long-term borrowings                             (529)        (2,264)
    Bank borrowings                                                 --          1,817
    Purchase of treasury stock                                      --             (5)
    Dividends paid                                                (209)            --
                                                                ------         ------
    Net cash (used in) financing activities                       (738)          (452)
Effect of foreign currency exchange rate changes on cash           (21)           (44)
                                                                ------         ------
Net increase in cash and cash equivalents                        2,888          3,652
    Cash and cash equivalents - Beginning of period              5,579          2,486
                                                                ------         ------
    Cash and cash equivalents - End of period                   $8,467         $6,138
                                                                ======         ======
Income taxes paid                                                  $50            $33
                                                                ======         ======
Interest paid                                                      $79           $118
                                                                ======         ======

           See Accompanying Notes to Consolidated Financial Statements

                               Farrel Corporation
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in accordance with accounting principles generally accepted in the U.S., the consolidated financial position of Farrel Corporation ("Farrel" or "the Company") as of September 29, 2002, and the consolidated results of its operations and its cash flows for the three and/or nine month periods ended September 29, 2002 and September 30, 2001. These results are not necessarily indicative of results to be expected for the full fiscal year. For further information, the statements should be read in conjunction with the financial statements and notes thereto, included in the Company's Form 10-K for the year ended December 31, 2001.

Note 2 - Inventory

      Inventory is comprised of the following:

                                              September 29,      December 31,
                                                   2002              2001
                                              -------------      ------------
                                                       (In thousands)
      Stock and raw materials ........            $6,729            $6,444
      Work-in process ................             7,418             4,110
                                                 -------           -------
      Total ..........................           $14,147           $10,554
                                                 =======           =======

Note 3 - Comprehensive Income (Loss)

      The components of other comprehensive income (loss) are as follows:

                                                        Three Months Ended        Nine Months Ended
                                                        ------------------        -----------------
                                                       Sept. 29,   Sept. 30,   Sept. 29,    Sept. 30,
                                                         2002        2001        2002         2001
                                                       ---------   ---------   ---------    ---------
                                                                      (In thousands)
      Net income (loss) ..........................        $348        $923       $(879)       $(257)
      Foreign currency translation adjustments ...         211         374         641         (114)
                                                        ------      ------      ------       ------
      Other comprehensive income (loss) ..........        $559      $1,297       $(238)       $(371)
                                                        ======      ======      ======       ======

      Accumulated other comprehensive loss consists of the following:

                                                September 29,   December 31,
                                                    2002            2001
                                                -------------   ------------
                                                       (In thousands)

      Foreign currency translation
            adjustments ..................          $(779)        $(1,420)
      Minimum pension liability ..........         (5,122)         (4,821)
                                                  -------         -------
      Accumulated other comprehensive
            Loss .........................        $(5,901)        $(6,241)
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

      At September 29, 2002, all of the Company's foreign exchange forward contracts were designated as fair value hedges. As such, there were no charges to the statement of operations related to these contracts. At September 29, 2002, the difference between the spot rate and the contract rate for the foreign exchange forwards was a net unrealized loss of approximately $30,000.

Note 7 - Bank Credit Arrangements

      In June 2001, the Company entered into a new worldwide multi-currency credit facility with a major U.S. bank. This facility includes a $10 million revolving credit facility for direct borrowings and letters of credit. The facility contains a sub-limit that caps the amount of direct borrowings the Company can make at $5 million. The revolving credit facility, as amended in August 2002, expires on June 15, 2004. The facility contains limits on direct borrowings and issuance of letters of credit based upon stipulated percentages of accounts receivable and inventory. The facility, as amended, also contains covenants specifying minimum and/or maximum thresholds for operating results, selected financial ratios and backlog. The backlog covenant requires that end of month backlog will not be less than $20 million for more than two consecutive months. The Company did not achieve the backlog covenant as of the end of January and February 2002; however, the bank waived the non-compliance. There can be no assurance that the Company will achieve the thresholds required under the covenants in the future. The agreement contains certain restrictions on investments, borrowings and the sale of assets. Dividend declarations or payments are allowed under this credit facility as long as there exists under the credit facility no Event of Default (as defined in the credit facility) or no condition which upon giving notice or lapse of time or both, would become an Event of Default. The Company has approximately $2.7 million of letters of credit issued under its credit facility on September 29, 2002.

      In June 2001, the Company also entered into a term loan for (pound)1.4 million (approximately $2 million) as part of this credit facility. The proceeds of this loan were used to repay an existing term loan of the same amount. The new term loan is repayable in monthly installments of (pound)38,888 (approximately $61,000) through June 2004. The term loan has an interest rate of LIBOR plus 2.7%. At September 29, 2002 and December 31, 2001, there were $1.3 million and $1.7 million, respectively, outstanding under the term loan.

Note 8 - Pension

      At December 31, 2001, the Company was required to record a minimum pension liability related to the pension plan of its U.K. subsidiary since under Financial Accounting Standards Board Statement No. 87 ("FAS 87"), which prescribes the U.S. accounting for pension plans, the plan was underfunded. At December 31, 2001, under FAS 87 this plan was underfunded by approximately $2.6 million, as a result of which the Company was required to take a charge against stockholders' equity of $4.2 million. At December 31, 2002, the Company will be required to reflect the results of a FAS 87 computation as of that date in its financial statements. Based upon the decline in the plan's assets in 2002 described below, the Company expects that an additional charge to reduce stockholders' equity will be required at December 31, 2002, and that such charge will be significant.

      For the period January 1, 2002 to September 29, 2002, the assets in the plan declined in value by approximately $2,400,000. The majority of 2002 loss was incurred in June 2002 as a result of the decline in the stock market. The trustees of the plan moved the plan assets out of equities in July and are reviewing the long-term investment strategy of the plan. In addition, in January 2002, the U.K. subsidiary officially informed the plan trustees that effective the end of the first quarter of 2002, the U.K. employees would no longer accrue additional benefits under this pension plan for future service. Beginning in 2002, the U.K. subsidiary, as required under U.K. law, offered a defined contribution plan to its employees.

      Benefits paid by the pension plan were $808,000, $1,017,000 and $965,000 in 1999, 2000 and 2001, respectively. At September 29, 2002, total assets in the plan were approximately $20.2 million. The value of the plan assets currently significantly exceeds the historical benefits paid for the past few years. Under laws governing the funding of U.K. defined benefit pension plans, the pension plan of the Company's U.K. subsidiary must be 90% funded on a non-wind up basis as computed under such funding rules by 2005 and 100% funded on a non-wind up basis as computed under such funding rules by 2012. On November 6, 2002, the plan was approximately 82% funded.

      In July 2002, the Company, the plan trustees and the plan's actuary began discussing the appropriate means of ensuring the long term funding of the plan, including among other things an assessment of the U.K. subsidiary's business prospects and cash position, the securitization of the U.K. subsidiary's assets, a parent company guarantee, increasing contributions to the plan, or other assurances, in order to avoid a determination by the actuary that the trustees should wind up the plan. Under the rules of the plan, the trustees are to wind up the plan if they receive actuarial advice that the actual and expected Company contributions are so low as to prejudice seriously the long term financial position of the plan. On a wind up basis the amount of underfunding of the plan is computed differently than, and would be substantially greater than, the amount reflected in the financial statements. Additionally, on a wind up basis, the underfunding must be paid down within a short time period. On November 8, 2002, the Company received a preliminary funding computation from the plan's actuary. Based upon this funding computation the actuary is recommending that the Company make monthly contributions to the plan of approximately (pound)51,000 ($80,000). The actuary must finalize the funding computation by November 30, 2002, and the Company and the trustees of the plan must agree to a contribution rate by February 2003. The Company is currently contributing (pound)36,000 ($56,000) a month to the plan.

Note 9 - Subsequent Event

      On November 8, 2002, the Company purchased for $650,000 certain assets of the mixer business of Skinner Engine Company, which is currently in bankruptcy. The assets consist primarily of inventory, tooling and fixtures and engineering and technical data. The bankruptcy court approved the purchase.

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

Results of Operations

Nine Months Ended September 29, 2002 Compared To The Nine Months Ended September 30, 2001

      Net sales for the nine month period ended September 29, 2002, were $29.7 million compared to $39.3 million for the nine month period ended September 30, 2001, a decrease of $9.6 million. The decrease is primarily a result of lower sales of new machines of approximately $8.5 million and after-market parts and field service of approximately $0.7 million. The timing of the Company's sales, particularly new machines sales, is highly dependent on when an order is received, the amount of lead time from receipt of order to delivery and specific customer requirements. The Company operates in markets which are extremely competitive with cyclical demand. Many of the Company's customers and markets operate at less than full capacity and certain markets remain particularly competitive and are subject to local economic events.

      Orders received for the nine month period ended September 29, 2002, were $40.7 million compared to $34.0 million for the nine month period ended September 30, 2001.

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

      The level of backlog considered firm by management at September 29, 2002, was $30.2 million compared to $18.1 million at December 31, 2001, and $22.5 million at September 30, 2001. Substantially all of the backlog as of September 29, 2002, is scheduled for shipment in the next 12 months.

      Gross margin for the nine month period ended September 29, 2002, was $7.5 million compared to $9.3 million for the nine month period ended September 30, 2001, a decrease of $1.8 million. The decrease in gross margin is a result of lower sales. The gross margin as a percent of sales for the nine month period ended September 29, 2002, was 25.3% compared to 23.7% for the nine month period ended September 30, 2001. The increase in gross margin as a percent of sales is primarily due to (i) sales of after-market related items representing a larger percent of total sales in 2002 versus 2001 and (ii) higher gross profit margins on new machine sales. After-market items such a spare parts typically have higher gross profit percents than new machine sales. The increase in gross margin as a percent of sales for new machines in 2002 versus 2001 is due to changes in sales mix of new machines.

      Operating expenses for the nine month period ended September 29, 2002, were $9.0 million compared to $9.6 million for the nine month period ended September 30, 2001, a decrease of $0.6 million. The selling and research and development components of operating expenses decreased primarily due to lower employee compensation and related expenses. The general and administrative component of operating expenses increased primarily due to higher pension related costs.

      Interest income for the nine month period ended September 29, 2002, was $83,000 compared to $124,000 for the nine month period ended September 30, 2001, a decrease of $41,000. The decrease is primarily due to lower interest rates.

      Interest expense for the nine month period ended September 29, 2002, was $77,000 compared to $117,000 for the nine month period ended September 30, 2001, a decrease of $40,000. The decrease is due to lower borrowings and lower interest rates.

      Other income, net for the nine month period ended September 29, 2002, was $196,000 compared to other expense, net of $112,000 for the nine month period ended September 30, 2001. Other income for the period ended September 29, 2002 includes approximately $167,000 received by the Company as a result of the demutualization of an insurance provider used by the Company.

      The Company provides for income taxes at the statutory rates in effect in each tax jurisdictions in which income is earned or losses generated, adjusted for permanent differences in determining income for financial reporting and income tax purposes. The effective income tax rate was 32.6% for the nine month period ended September 29, 2002, compared to 39.2% for the nine month period ended September 29, 2001. The effective tax rate varies among periods due to the change in the proportion and amount of income and losses generated in different taxing jurisdictions.

Three Months Ended September 29, 2002 Compared to The Three Months Ended September 30, 2001

      Net sales for the three months ended September 29, 2002, were $12.7 million compared to $15.8 million for the three month period ended September 30, 2001, a decrease of $3.2 million. The decrease is primarily a result of lower sales of new machines of $3.4 million and in-house repair services of $0.4 million, offset to some extent by increased sales of after-market parts and field service.

      Orders received for the three month period ended September 29, 2002, were $11.3 million compared to $10.9 million for the three month period ended September 30, 2001.

      The Company's sales, orders and backlog levels varied when comparing the two quarters due to market conditions and the nature of the industry in which the Company operates as more fully discussed in the results of operations for the nine month period on page 10.

      Gross margin for the three month period ended September 29, 2002, was $3.4 million compared to $4.4 million for the three month period ended September 30, 2001, a decrease of $1.0 million. The decrease in gross margin is a result of lower sales. The gross margin as a percent of sales for the three month period ended September 29, 2002, was 27.1% compared to 27.9% for the three month period ended September 30, 2001. The decrease in the gross margin as a percent of sales is due to changes in sales mix.

      Operating expenses for the three month period ended September 29, 2002, were $3.0 million compared to $2.9 million for the three month period ended September 30, 2001.

      Interest income for the three month period ended September 29, 2002, was $27,000 compared to $36,000 for the three month period ended September 30, 2001, a decrease of $9,000. The decrease is primarily due to lower interest rates.

      Interest expense for the three month periods ended September 29, 2002, was $24,000 compared to $39,000 for the three month period ended September 30, 2001, a decrease of $15,000. The decrease is primarily due to lower borrowings and lower interest rates.

      Other income, net for the three month period ended September 29, 2002, was $11,000 compared to other expense, net of $63,000 for the three month period ended September 30, 2001. Other expense, net in 2001 included the write off of deferred debt financing costs.

      The Company provides for income taxes at the statutory rates in effect in each tax jurisdiction in which income is earned or losses are generated, adjusted for permanent differences in determining income for financial reporting and income tax purposes. The effective income tax rate was 29.8% for the three month periods ended September 29, 2002, compared to 35.5% for the three months ended September 30, 2001. The effective tax rate varies among periods due to the change in the proportion and amount of income and losses generated in different tax jurisdictions.

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

Liquidity and Capital Resources; Capital Expenditures

      Working capital and the working capital ratio at September 29, 2002 were $15.6 million and 2.1 to 1, respectively, compared to $15.8 million and 2.4 to 1 at December 31, 2001, respectively. During the nine months ended September 29, 2002, the Company paid a dividend of $0.04 per share.

      Due to the nature of the Company's business, many sales are of a large dollar amount. Consequently, the timing of recording such sales may cause the balances in accounts receivable and/or inventory to fluctuate dramatically between quarters and may result in significant fluctuations in cash provided by operations. Historically, the Company has not experienced significant problems regarding the collection of accounts receivable. The Company also generally has financed its operations with cash generated by operations, progress payments from customers and borrowings under its bank credit facilities. Management anticipates that its cash balances, operating cash flows and available credit line will be adequate to fund anticipated capital commitments and working capital requirements for at least the next twelve months. The Company made capital expenditures of $117,000 and $358,000 during the nine month periods ended September 29, 2002 and September 30, 2001, respectively.

      On November 8, 2002, the Company purchased for $650,000 certain assets of the mixer business of Skinner Engine Company, which is currently in bankruptcy. The assets consist primarily of inventory, tooling and fixtures and engineering and technical data. The bankruptcy court approved the purchase.

      In June 2001, the Company entered into a new worldwide multi-currency credit facility with a major U.S. bank. This facility includes a $10 million revolving credit facility for direct borrowings and letters of credit. The facility contains a sub-limit that caps the amount of direct borrowings the Company can make at $5 million. The revolving credit facility, as amended in August 2002, expires on June 15, 2004. The facility contains limits on direct borrowings and issuances of letters of credit based upon stipulated percentages of accounts receivable and inventory. The facility, as amended, also contains covenants specifying minimum and/or maximum thresholds for operating results, selected financial ratios and backlog. The backlog covenant requires that end of month backlog will not be less than $20 million for more than two consecutive months. The Company did not achieve the backlog covenant as of the end of January and February 2002; however, the bank waived the non-compliance. There can be no assurance that the Company will achieve the required thresholds in the future. The agreement contains certain restrictions on investments, borrowings and the sale of assets. Dividend declarations or payments are allowed under this credit facility as long as there exists under the credit facility no Event of Default (as defined in the credit facility) or no condition which, upon giving of notice or lapse of time or both, would become an Event of Default. The Company has approximately $2.7 million of letters of credit issued under its credit facility on September 29, 2002.

      In June 2001, the Company also entered into a term loan for (pound)1.4 million (approximately $2 million) as part of this credit facility. The proceeds of this loan were used to repay an existing term loan of the same amount. The new term loan is repayable in monthly installments of (pound)38,888 (approximately $61,000) through October 2004. The term loan has an interest rate of LIBOR plus 2.7%. At September 29, 2002 and December 31, 2001, there were $1.3 million and $1.7 million, respectively, outstanding under the term loan.

      At December 31, 2001, the Company was required to record a minimum pension liability related to the pension plan of its U.K. subsidiary since under Financial Accounting Standards Board Statement No. 87 ("FAS 87"), which prescribes the U.S. accounting for pension plans, the plan was underfunded. At December 31, 2001, under FAS 87 this plan was underfunded by approximately $2.6 million, as a result of which the Company was required to take a charge against stockholders' equity of $4.2 million. At December 31, 2002, the Company will be required to reflect the results of a FAS 87 computation as of that date in its financial statements. Based upon the decline in the plan's assets in 2002 described below, the Company expects that an additional charge to reduce stockholders' equity will be required at December 31, 2002, and that such charge will be significant.

      For the period January 1, 2002 to September 29, 2002, the assets in the plan declined in value by approximately $2,400,000. The majority of 2002 loss was incurred in June 2002 as a result of the decline in the stock market. The trustees of the plan moved the plan assets out of equities in July and are reviewing the long-term investment strategy of the plan. In addition, in January 2002, the U.K. subsidiary officially informed the plan trustees that effective the end of the first quarter of 2002, the U.K. employees would no longer accrue additional benefits under this pension plan for future service. Beginning in 2002, the U.K. subsidiary, as required under U.K. law, offered a defined contribution plan to its employees.

      Benefits paid by the pension plan were $808,000, $1,017,000 and $965,000 in 1999, 2000 and 2001, respectively. At September 29, 2002, total assets in the plan were approximately $20.2 million. The value of the plan assets currently significantly exceeds the historical benefits paid for the past few years. Under laws governing the funding of U.K. defined benefit pension plans, the pension plan of the Company's U.K. subsidiary must be 90% funded on a non-wind up basis as computed under such funding rules by 2005 and 100% funded on a non-wind up basis as computed under such funding rules by 2012. On November 6, 2002, the plan was approximately 82% funded.

      In July 2002, the Company, the plan trustees and the plan's actuary began discussing the appropriate means of ensuring the long term funding of the plan, including among other things an assessment of the U.K. subsidiary's business prospects and cash position, the securitization of the U.K.

subsidiary's assets, a parent company guarantee, increasing contributions to the plan, or other assurances, in order to avoid a determination by the actuary that the trustees should wind up the plan. Under the rules of the plan, the trustees are to wind up the plan if they receive actuarial advice that the actual and expected Company contributions are so low as to prejudice seriously the long term financial position of the plan. On a wind up basis the amount of underfunding of the plan is computed differently than, and would be substantially greater than, the amount reflected in the financial statements. Additionally, on a wind up basis, the underfunding must be paid down within a short time period. On November 8, 2002, the Company received a preliminary funding computation from the plan's actuary. Based upon this funding computation the actuary is recommending that the Company make monthly contributions to the plan of approximately (pound)51,000 ($80,000). The actuary must finalize the funding computation by November 30, 2002, and the Company and the trustees of the plan must agree to a contribution rate by February 2003. The Company is currently contributing (pound)36,000 ($56,000) a month to the plan.

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

Part 1 - Item 4 - Controls and Procedures

      Within 90 days prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 29, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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


                              FARREL CORPORATION
                              ------------------
                              REGISTRANT


DATE:      11/11/02                 /s/ Rolf K Liebergesell
      --------------------          -----------------------
                                    ROLF K. LIEBERGESELL
                                    CHIEF EXECUTIVE OFFICER,
                                    PRESIDENT AND CHAIRMAN OF THE BOARD


DATE       11/11/02                 /s/ Walter C Lazarcheck
      --------------------          -----------------------
                                    WALTER C. LAZARCHECK
                                    VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                    (CHIEF ACCOUNTING OFFICER)

CERTIFICATION PURSUANT TO SECTION 10A OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rolf K Liebergesell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Farrel Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Rolf K Liebergesell
------------------------------------------
Rolf K Liebergesell
Chairman of the Board of Directors
and Chief Executive Officer
November 11, 2002

CERTIFICATION PURSUANT TO SECTION 10A OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Walter C Lazarcheck, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Farrel Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Walter C Lazarcheck
-----------------------------------------
Walter C Lazarcheck
Vice President
and Chief Financial Officer
November 11, 2002