Form 10-K
period 2002-12-31
FARREL CORP
filed 2003-03-28
CIK 34645

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended December 31, 2002

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                         Act of 1934 [No Fee Required]

For the transition period from ___________________ to ___________________

Commission file number   0-19703

                               FARREL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      22-2689245
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

  25 Main Street, Ansonia, Connecticut                             06401
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)

(Registrant's telephone number, including area code)      (203) 736-5500

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock $.01 Par Value
                           ---------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002 was $3,970,320, based on 2,406,255 shares being held by non-affiliates.

The number of shares outstanding of the registrant's common stock as of March 25, 2003 was 5,228,461 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 4, 2003 are incorporated by reference into Part III.

                     Exhibit Index Appears on Pages 41 to 43

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

Company Strategy

      The Company's business objectives are to increase market share in relatively slow-growth, cyclical markets by broadening its product range and continuing to strengthen its market position. The Company continues to pursue manufacturing cost reductions by continually reevaluating its current operating practices and by purchasing, rather than manufacturing, a significant number of equipment components and maintaining overhead and manpower levels in line with prevailing economic conditions. The Company has taken measures in recent years to achieve these objectives by transferring U.S. parts manufacturing from Connecticut to its U.K. subsidiary and moving U.S. assembly operations from its former Derby, Connecticut plant to its Ansonia, Connecticut facility.

      In line with this strategy, in December 1997 the Company acquired the assets of the Francis Shaw Rubber Machinery ("Shaw") business in England for the production of INTERMIX(R) internal mixers with intermeshing rotors, extruders and related equipment. The products serve principally the technical rubber goods manufacturers and the tire industry. The internal mixers produced by Shaw are essentially similar to the Company's BANBURY(R) internal mixers, differing only in the configuration of the mixing rotors. The combined complementary product lines provide the Company with global access to all rubber products manufacturers, thereby increasing markets served. The Shaw operations were transferred to the Farrel Limited facility beginning in the fall of 1998 and were totally integrated by the end of the second quarter of 1999.

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

      Overall the Company is part of the capital goods industry. The capital goods industry in which the Company operates is cyclical in nature and is subject to significant changes in demand. Capital goods demand is influenced by many factors, including, but not limited to, general economic conditions, factory capacity utilization and availability of financing. The Company can not predict when cyclical changes will occur or the extent that demand for its products will change as a result of cyclical changes. Since 1998, the Company's sales have declined significantly. In 1998, the Company's net sales were $98.3 million, which compares to net sales of $50.1 million in 2002.

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

      The following table illustrates the percentage breakdown of the Company's sales between new machines/related services and aftermarket business (spare parts, repairs and rebuild) in the last three fiscal years:

                                       Year               Year            Year
                                      ended              ended           ended
                                     12/31/02           12/31/01        12/31/00
                                     --------           --------        --------

New machines/related services......    37.8%              42.4%            45.1%
Aftermarket........................    62.2%              57.6%            54.9%
                                      -----              -----            -----
Total..............................   100.0%             100.0%           100.0%
                                      =====              =====            =====

      The Company does not publish a standard price list. Prices for the Company's new equipment are based upon a customer's specifications and/or production requirements. Unit prices for the Company's new equipment products range from approximately $50,000 to more than $4 million.

Customers and Marketing

      The Company's principal customers are domestic and foreign manufacturers of rubber and plastic materials. The Company's customers often purchase significant equipment for new plants, plant expansion or plant modernization. Purchases by any single customer typically vary significantly from year to year according to each customer's capital equipment needs. As a result, the composition of the Company's customers may vary from one year to the next. The Company considers its operations to be one operating segment. The sales process, manufacturing, assembly and distribution are essentially the same for its products. Segment information for new equipment sales, aftermarket sales, geographic sales and operating results for fiscal 2002, 2001, and 2000 are reported in Note 16 to the Consolidated Financial Statements.

      The Company's products are sold primarily by its direct sales and support staff augmented by agents in certain foreign countries. The Company's sales organization is headquartered in Ansonia, Connecticut and Rochdale, England. The Company has additional sales and service offices strategically located in the United States and a representative office in Singapore. In certain geographic areas sales are facilitated by independent representatives who assist employees of the Company.

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

Backlog

      The Company's backlog of orders considered firm by management at December 31, 2002, 2001 and 2000 was approximately $21.3 million, $18.1 million and $27.7 million, respectively. Substantially all of the orders included in the December 31, 2002 backlog have contractual ship dates in fiscal 2003. Firm backlog at March 25, 2003 and March 25, 2002 was $24.8 million and $23.4 million, respectively.

      As of December 31, 2002, the Company's backlog was one of its lowest year-end levels since the Company became publicly owned. As a result the Company continues to be more dependent on obtaining orders, including those with shorter delivery times, in order to cover fixed expenses, particularly in the U.K., where the Company maintains its manufacturing operations.

Manufacturing

      The Company's manufacturing facility in Rochdale, England provides the Company with fully integrated manufacturing capability including a complete range of machining and fabrication equipment used to produce proprietary components. Final assembly, product testing and quality control activities are performed by Company personnel in both the U.S. and U.K. The Company also has repair and rebuild operations in Ansonia, Connecticut; Deer Park, Texas; and Rochdale, England, and contracts for such services in Australia and Singapore. The Company believes the Ansonia,

Connecticut and Rochdale, England, facilities provide the Company with the cost structure to maintain its competitive position.

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

                                                          Year            Year            Year
                                                          ended           ended           ended
                                                         12/31/02        12/31/01        12/31/00
                                                         --------        --------        --------
                                                                 (Dollars in thousands)
Research and development expense pertaining to
  new products or significant improvements to
  existing products (included in operating expenses)       $1,106          $1,354         $1,580

All other product development and engineering
  expenditures related to ongoing refinements,
  improvements of existing products, and custom
  engineering (included in cost of sales)                  $2,692          $2,700         $3,224

Patents and Trademarks

      The Company possesses rights under a number of domestic and foreign patents and trademarks relating to its products and business. The Company holds approximately 119 patents that cover technology utilized in its products and currently has approximately 18 patent applications pending. The Company's patents have expiration dates ranging from 2003 through 2019. Although the Company believes that its patents provide some competitive advantage, the Company also depends upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive advantage.

      The Company considers the following trademarks to be material to its business: FARREL(R); BANBURY(R); INTERMIX(R); TECHNOLAB(R); ST(TM); MVX(TM); CP-SERIES II(TM); FTX(TM); and TSS(TM).

Environmental

      Pursuant to a settlement agreement entered into in 1995 between the Company and Black & Decker Corporation ("Black & Decker"), Black & Decker agreed to assume full responsibility for the investigation and remediation of any pre-May 12, 1986 environmental contamination at the Company's Ansonia and former Derby, Connecticut facilities, as required by the Connecticut Department of Environmental Protection ("DEP"). Black & Decker has conducted a preliminary environmental assessment of the facilities and has proposed certain remedial actions. On the basis of the preliminary data now available there is no reason to believe that any activities which might be required as a result of the findings of the assessment will have a material effect upon the capital expenditures, results of operations, financial position or the competitive position of the Company.

Employees

      As of December 31, 2002, the Company had 308 employees compared to 321 employees at December 31, 2001. Approximately 29 employees in the U.S. are covered by a collective bargaining agreement that expires on June 15, 2003. In the U.K., the Company is a party to non-binding national and local collective bargaining agreements with several U.K. unions, which cover 60 employees.

Offer of 10-K

Copies of Form 10-K may be obtained free of charge by writing or calling the Office of the Secretary, Farrel Corporation, 25 Main Street, Ansonia, Connecticut, 06401. Phone (203) 736 5500.

Item 2 - Properties

      The following table sets forth certain information concerning the Company's principal facilities, all of which are owned by the Company.

     Location            Principal Use                           Approx. Sq. Ft.
--------------------------------------------------------------------------------
Ansonia, Connecticut...  Office, research, laboratory,                   520,000
                         repair, rebuild, assembly and
                         storage
Deer Park, Texas.......  Repair and rebuild                               22,000
Rochdale, England......  Office, research, laboratory, storage           210,000
                         manufacturing, and repair and rebuild

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

      None.

                                     PART II

Item 5 - Market for the Registrant's Common Stock and Related Stockholder
Matters.

      (a) Price Range of Common Stock and Dividends

            The Company's Common Stock is traded on the OTC Bulletin Board under the symbol FARL.OB. The following chart sets forth the high and low prices for the Common Stock and dividends declared for the last two fiscal years:

Fiscal 2002                       High         Low             Dividend
-----------                       ----         ---             --------
First Quarter                     $1.46        $0.79           -
Second Quarter                    $2.11        $1.22           $0.04
Third Quarter                     $1.95        $1.25           -
Fourth Quarter                    $1.55        $1.10           -

Fiscal 2001                       High         Low             Dividend
-----------                       ----         ---             --------
First Quarter                     $0.97        $0.75           -
Second Quarter                    $0.75        $0.54           -
Third Quarter                     $0.89        $0.58           -
Fourth Quarter                    $1.01        $0.55           -

      (b) As of March 25, 2003 the approximate number of holders of the Company's common stock was 1,000.

      (c) Dividends

            Cash dividends of $0.04 were declared and paid in the year ended December 31, 2002. No dividends were paid or declared in fiscal 2001. The Company pays cash dividends on its Common Stock as its Board of Directors deems appropriate, after consideration of the Company's operating results, financial condition, cash requirements, general business conditions, compliance with covenants in the credit facility (see Management's Discussion and Analysis of Liquidity and Capital Resources) and such other factors as the Board of Directors deems relevant.

      (d) Securities Authorized for Issuance Under Equity Compensation Plans

      The following table summarizes information, as of December 31, 2002, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

                                                                                              Number of securities
                              Number of securities to be                                    remaining available for
                               issued upon exercise of      Weighted-average exercise     future issuance under plans
                                 outstanding options,          price of outstanding          (excluding securities
                                 warrants and rights       options, warrants and rights     reflected in column (a))
Plan category                            (a)                            (b)                            (c)
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by shareholders (1)           373,000                         $3.64                         350,000

Equity compensation plans
not approved by
shareholders                                 0                             0                               0

Total                                  373,000                         $3.64                         350,000

            (1) Issued pursuant to the Company's 1992 Stock Option Plan and 1997 Stock Option Plan. No additional shares may be issued under the 1992 Stock Option Plan.

      (e) There were no sales or issuance's of the Company's equity shares that were not registered under the Securities Act

Item 6 - Selected Consolidated Financial Data

                                                                    Year         Year          Year          Year          Year
                                                                    ended        ended         ended         ended         ended
                                                                   12/31/02     12/31/01      12/31/00      12/31/99      12/31/98
                                                                   --------     --------      --------      --------      --------
                                                                               (In thousands, except per share data)
Statement of Operations Data:

Net sales (1)                                                       $50,091      $56,249       $64,223       $74,455       $98,267
                                                                    =======      =======      ========       =======      ========
Gross margin                                                        $13,451      $13,844       $15,158       $18,156       $22,772
                                                                    =======      =======      ========       =======      ========
   As a percent of net sales                                           26.8%        24.6%         23.6%         24.4%         23.2%
                                                                    =======      =======      ========       =======      ========
Operating income (loss)                                              $1,382       $1,114         ($837)       $1,204        $4,521
   Other income (expense), net (2)                                      335           73          (129)        1,671          (698)
                                                                    -------      -------      --------       -------      --------
Income (loss) before income taxes                                     1,717        1,187          (966)        2,875         3,823
Provision  for income taxes                                             749          397            17         1,115         1,546
                                                                    -------      -------      --------       -------      --------
Net income (loss)                                                      $968         $790         ($983)       $1,760        $2,277
                                                                    =======      =======      ========       =======      ========

Net income (loss) per share - Basic and Diluted                       $0.18        $0.15        ($0.19)        $0.32         $0.38
                                                                    =======      =======      ========       =======      ========
Dividends per share of Common Stock                                   $0.04           --         $0.12         $0.24         $0.08
                                                                    =======      =======      ========       =======      ========
Weighted  Average Shares Outstanding - Basic (000's)                  5,228        5,229         5,249         5,448         5,942
                                                                    =======      =======      ========       =======      ========
Weighted Average Shares Outstanding - Diluted (000's)                 5,273        5,231         5,249         5,454         5,966
                                                                    =======      =======      ========       =======      ========

Balance Sheet Data:
   Current assets                                                   $29,050      $26,845       $30,581       $34,445       $48,273
   Current liabilities                                              $12,014      $11,011       $16,277       $16,930       $28,893
   Working capital ratio                                                2.4          2.4           1.9           2.0           1.7
   Total assets                                                     $37,928      $35,966       $43,932       $48,862       $63,265
   Long-term debt                                                      $375       $1,019        $1,194        $2,584        $3,983
   Stockholders' equity (3)                                         $14,523      $19,705       $23,963       $25,864       $26,301

Other Data:
   Backlog                                                          $21,321      $18,101       $27,680       $28,929       $33,269

(1) Information for years prior to 2000 were restated in 2000 to reflect the adoption of Emerging Issues Task Force consensus Issue 00-10, "Accounting for Shipping and Handling Fees and Costs".

(2)   1999 Other Income includes $1.9 million gain from the sale of real estate.

(3) Amounts as of December 31, 2002 and 2001, reflect a charge to equity related to pension plan accounting. See Note 11 to the Consolidated Financial Statements.

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

Fiscal 2002 Compared to Fiscal 2001

      Net sales in 2002 and 2001 were $50.1 million and $56.2 million, respectively, a decrease of $6.1 million. The decrease in net sales is due to lower sales in Europe of $4.0 and Asia of $3.1 million, partially offset by an increase in sales in North America. These declines in sales are a result primarily of weak market demand. The timing of the Company's sales, particularly sales of new machines, is highly dependent on when an order is received, the amount of lead-time from receipt of order to delivery and specific customer requirements. The Company operates in markets that are extremely competitive with cyclical demand. Many of our customers and markets operate at less than full capacity and certain markets remain particularly competitive and are subject to local economic conditions.

      The Company received $52.1 million in orders in 2002 compared to $47.0 million for 2001. The increase is primarily due to higher new machine orders received in North America.

      The Company's products are primarily supplied to manufacturers and represent capital commitments for new plants, expansion or modernization. In the case of major equipment orders, up to twelve months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may represent orders received in the current or previous periods during which time economic conditions in various geographic markets of the world impact our level of order intake. Many of the Company's traditional customers and markets are operating with excess capacity thereby reducing the number of projects for plant expansion and modernization. The Company is experiencing increased pricing pressures from our competitors in an overall smaller market. Until recently, the value of the Euro versus the U.S. dollar and British pound sterling had decreased significantly since it was introduced which resulted in increased pricing pressures. Although it would be expected that a stronger Euro would benefit the Company from a competitive standpoint, the Company cannot be certain that it will alleviate any of the current pricing pressures in the market place. Further, the cyclical nature of industry demand and, therefore, the timing of order intake may effect the Company's quarterly results in the current and future fiscal quarters. The Company's ability to maintain and increase net sales depends upon a strengthening and stability in the Company's traditional markets and our ability to control costs to effectively compete in the current market. There can be no assurance that the level of orders experienced in 2002 will continue, that market conditions will not worsen, or that improvements in the Company's traditional markets will lead to increased orders for the Company's products.

      Gross margin in 2002 was $13.4 million compared to $13.8 million for 2001, a decrease of $0.4 million. The decrease in gross margin is a result of lower sales. The gross margin as a percent of sales for 2002 was 26.8% compared to 24.6% for 2001. The increase in gross margin as a percent of sales is primarily due to a change in sales mix. The Company has a varied portfolio of products that tend to have different ranges of profit margins, as a result sales mix can make the gross margin as a percent of sales vary between periods.

      Operating expenses in 2002 were $12.1 million compared to $12.7 million in 2001, a decrease of $0.7 million. The decrease is primarily due to lower employee compensation and related expenses in the selling and research and development functions. These decreases were offset to some extent by higher general and administrative expenses related to increased pension costs.

      Interest expense includes interest paid to banks and amortization of deferred credit facility costs. Interest paid to banks in 2002 and 2001 was $0.1 million. Amortization of deferred credit facility costs in 2002 was $0.1 million compared to $0.2 million in 2001. Interest income was $0.1 million in 2002 compared to $0.2 million in 2001.

      Net other income was $0.4 million in 2002 compared to net other income of $0.2 million in 2001. Other income for 2002 includes approximately $0.2 million received by the Company as a result of the demutualization of an insurance provider used by the Company.

      The Company provides for income taxes in the jurisdictions in which it pays income taxes at the statutory rates in effect in each jurisdiction, adjusted for differences in providing for income taxes between financial reporting and income tax purposes. The provision for income taxes in 2002 represents primarily income tax expense related to pre-tax income generated by the Company's U.S. operations offset by a tax benefit recorded for pre-tax losses generated by the Company's U.K. operations. The provision for income taxes in 2001 represents primarily income tax expense related to pre-tax income generated by the Company's U.K. operations. The effective tax rate was 43.6% for 2002 compared to 33.4% for 2001. The effective tax rate varies due to differences in the amount of the income or loss generated in each tax jurisdiction by year.

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

      Interest expense includes interest paid to banks and amortization of deferred credit facility costs. Interest paid to banks in 2001 was $0.1 compared to $0.3 million in 2000. The decrease is due to lower average debt borrowings and lower interest rates. Amortization of deferred credit facility costs in 2001 was $0.2 million compared to $0.1 million in 2000. Interest income was $0.2 million in 2001and 2000.

      Net other income was $237,000 in 2001 compared to net other expense of $9,000 in 2000.

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

Material Contingencies

      As described in Part I, Item 1, Environmental, on the basis of the preliminary data now available there is no reason to believe that any remediation activities that the DEP might require as a result of the findings of the assessment at the Ansonia and former Derby, Connecticut facilities will have a material effect upon the capital expenditures, results of operations, financial position or the competitive position of the Company. This forward looking statement could, however, be influenced by any findings of environmental contamination attributable to post-May 12, 1986 activities, the results of any further investigation that the DEP might require, by DEP's conclusions and requirements based upon its review of complete information when such is available, unanticipated discoveries, the possibility that new or different environmental laws might be adopted and the possibility that further regulatory review or litigation might become necessary or appropriate.

Orders and Backlog

      Orders received by the Company during 2002 increased approximately $5.1 million, or approximately 10.9%, to approximately $52.1 million compared to $47.0 million in fiscal 2001.

      The Company's products are primarily supplied to manufacturers and represent capital commitment for new plants, expansion or modernization. In the case of major equipment orders, up to twelve months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may represent orders received in the current or previous periods during which economic conditions in various geographic markets of the world impact our level of order intake. Many of the Company's customers and markets are operating with excess capacity thereby reducing the number of projects in our traditional markets for plant expansion and modernization. The Company is experiencing increased pricing pressures from our competitors in an overall smaller market. Until recently, the value of the Euro versus the U.S. dollar and British pound sterling had decreased significantly since it was introduced which resulted in increased pricing pressures. Although it would be expected that a stronger Euro would benefit the Company from a competitive standpoint, the Company cannot be certain that it will alleviate any of the current pricing pressures in the market place. Further, the cyclical nature of industry demand and, therefore, the timing of order intake may effect the Company's quarterly results in the current and future fiscal quarters. The Company's ability to maintain and increase net sales depends upon a strengthening and stability in the Company's traditional markets and our ability to control costs to effectively compete in the current market. There can be no assurance that the level of orders experienced in 2002 will continue, that market conditions will not worsen, or that improvements in the Company's traditional markets will lead to increased orders for the Company's products.

      The level of backlog considered firm by management at December 31, 2002 and 2001 is $21.3 million and $18.1 million, respectively. The contractual ship dates for substantially all of the December 31, 2002 backlog is in 2003. The backlog at March 25, 2003 and March 25, 2002 was $24.8 million and $23.4 million, respectively.

      As of December 31, 2002, the Company's backlog was one of its lowest year-end levels since the Company became publicly owned. As a result the Company continues to be more dependent on obtaining orders, including those with shorter delivery times, in order to cover fixed expenses, particularly in the U.K., where the Company maintains its manufacturing operations.

Liquidity and Capital Resources; Capital Expenditures

      Working capital and the working capital ratio at December 31, 2002 were $17.0 million and 2.4 to 1.0, respectively, compared to $15.8 million and 2.4 to
1.0 at December 31, 2001, respectively. During the year ended December 31, 2002 the Company paid dividends of $0.04 per share. No dividends were paid during the year ended December 31, 2001.

      During 1999, the Company extended its discretionary open market stock repurchase program, increasing the amount to be used to repurchase common stock by $2.5 million to $4,750,000. During 2001 and 2000 the Company repurchased 1,600 and 20,000 shares of common stock, respectively, at varying times and in varying amounts totaling approximately $1,000 and $16,000, respectively. The repurchased shares are held in treasury (See Note 10 to the Consolidated Financial Statements).

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

      The Company has a worldwide multi-currency credit facility, as amended, with a major U.S. bank. This facility includes a $10 million revolving credit facility for direct borrowings and letters of credit. The facility contains a sub-limit that caps the amount of direct borrowings the Company can make at $5 million. The revolving credit facility expires on June 15, 2004. The facility contains limits on direct borrowings and issuances of letters of credit based upon stipulated percentages of accounts receivable and inventory. The facility also contains covenants, as amended on March 25, 2003, specifying minimum and/or maximum thresholds for operating results, selected financial ratios and backlog. The backlog covenant requires that end of month backlog will not be less than $20 million for more than two consecutive months. The Company did not achieve the backlog covenant as of the end of January and February 2002; however, the bank waived the non-compliance. The agreement contains certain restrictions on investments, borrowings and the sale of assets. Dividend declarations or payments are allowed under this credit facility as long as there exists under the credit facility no Event of Default (as defined in the credit facility) or no condition which upon giving notice or lapse of time or both, would become an Event of Default. The Company has approximately $2.7 million of letters of credit posted under its credit facility on December 31, 2002.

      The Company also has a term loan as part of this credit facility which was entered into in June 2001. The proceeds of this loan were used to repay an existing term loan. The term loan is repayable in monthly installments of (pound)38,888 (approximately $63,000) through June 2004. The term loan has an interest rate of LIBOR plus 2.7%. The term loan balance outstanding on December 31, 2002 and 2001, was $1.1 million and $1.7 million, respectively.

      Management anticipates that its cash balances, operating cash flows and the credit line will be adequate to fund its anticipated capital commitments and working capital requirements for at least the next twelve months. The Company made capital expenditures of approximately $0.2 and $0.6 million during fiscal 2002 and 2001.

      In fiscal 2000, new minimum funding guidelines for pension plans became effective in the U.K. which are significantly different than the prior guidelines. Based upon the new guidelines the Company is required to make significant cash contributions to the Company's U.K. pension plan. Prior to 2000, the Company was not required to make substantial contributions to the U.K. pension plans. In 2002, 2001 and 2000, the Company contributed approximately $723,000, $799,000 and $946,000 to the U.K. pension plan.

      For the years ended December 31, 2002, 2001 and 2000, the assets of the plan generated a negative return (lost value) of $2.2 million, $2.4 million and $0.6 million, respectively. The majority of 2002 loss was incurred in June 2002 as a result of the decline in the stock market. As described in the Financial Position section that follows, these losses have contributed to a substantial reduction in the Company's stockholders' equity. At December 31, 2002, total assets in the plan were approximately $21 million, which significantly exceed the historical benefits paid for the past few years. The trustees of the plan moved the plan assets out of equities in July 2002 and are reviewing the long-term investment strategy of the plan. As of December 31, 2002 and March 25, 2003, the assets of the plan consisted of corporate and government bonds and cash. In addition, in January 2002, the U.K. subsidiary officially informed the plan trustees that effective the end of the first quarter of 2002, the U.K. employees would no longer accrue additional benefits under this pension plan for future service. Beginning in 2002, the U.K. subsidiary, as required under U.K. law, offered a defined contribution plan to its employees.

      In July 2002, the Company, the plan trustees and the plan's actuary began discussing the appropriate means of ensuring the long term funding of the plan, including among other things an assessment of the U.K. subsidiary's business prospects and cash position, the securitization of the U.K. subsidiary's assets, a parent company guarantee, increasing contributions to the plan, or other assurances, in order to avoid a determination by the actuary that the trustees should wind up the plan. Under the rules of the plan, the trustees are to wind up the plan if they receive actuarial advice that the actual and expected Company contributions are so low as to prejudice seriously the long-term financial position of the plan. On a wind up basis the amount of underfunding of the plan is computed differently than, and would be substantially greater than, the amount reflected in the financial statements. Additionally, on a wind up basis, the underfunding must be paid down within a short time period. In February 2003, the Company, the plan trustees and the plan's actuary agreed upon an increased contribution schedule which provides for the Company to contribute (pound)50,600 (approximately $81,000) a month to the plan plus the costs of administering the plan, which are estimated to be $100,000 annually. The contribution schedule was based on an April 2002 actuarial computation and must be reviewed for adequacy by the actuary at least annually or, if deemed necessary by the actuary, on a more periodic basis.

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

Financial Position

      The Accumulated Other Comprehensive Loss section of stockholders' equity reflects a charge of $6.9 and $4.8 million at December 31, 2002 and 2001, respectively, related to the Company's pension plans. Of these amounts, $10.8 million relates to the Company's U.K. pension plan. The U.K. plan experienced a significant decline in the value of its assets during 2002 and 2001. In 2001, the decline in the assets resulted in a requirement to record a minimum pension liability of $2.6 million for the U.K. plan. This requirement resulted in a net of tax charge to stockholders' equity of $4.2 million. This charge was required to write down the existing prepaid pension asset and establish a net liability. In December 2002, revised mortality tables were used in the determination of the pension liability for accounting in order to reflect updated mortality data. The change in the mortality tables along with the decline in the value of the pension assets, were the primary reasons for a charge in 2002 to stockholders' equity of $6.2 million. This charge, for which no tax benefit was established, was required in order to increase the minimum pension liability to $9 million at December 31, 2002 for the U.K. pension plan.

EURO Conversion

      On January 1, 1999, the European Economic and Monetary Union entered into a three-year transition phase during which a common currency, the "EURO" was introduced in participating countries. The Company does not have operations in the participating countries and the conversion to the EURO did not have a material impact on the Company's financial position, results of operations or cash flows, except as it relates to the previously described competitive price disadvantages related to the relative weakness of the Euro versus the U.S. dollar and British Pound Sterling.

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

      In June 2001, the Financial Accounting Standards Board issued statements No. 142 (Goodwill and Other Intangible Assets) and No. 143 (Accounting for Asset Retirement Obligations). Statement No. 142 was adopted by the Company in January 2002 and statement No. 143 must be adopted by the Company no later than January 2003. Statement No. 142 changes the accounting for other intangible assets, such that those assets whose life is determined to be indefinite are not subject to amortization. These assets and goodwill shall be tested for impairment at least annually, and the value will need to be written down if the fair value is less than the carrying value. Statement No. 143 requires that a liability must be recognized for an asset retirement obligation related to long lived tangible assets. The liability shall be recorded at fair value. The adoption of statement No. 142 did not have a significant effect on the Company's financial position or results of operations. The Company does not anticipate that the adoption of statement No. 143 will have a significant effect on its financial position or results of operations.

      In August 2001, the Financial Accounting Standards Board issued statement No. 144 (Accounting for the Impairment or Disposals of Long-lived Assets). Statement No. 144 was adopted by the Company in January 2002. This statement requires an impairment loss to be recognized if the carrying value of a long-lived asset (asset group) is not recoverable and exceeds its fair value. Long-lived assets (asset group) shall be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The adoption of this statement did not have a significant effect on the Company's financial position or results of operations.

      In December 2002, the Financial Accounting Standards Board issued statement No. 148 (Accounting for Stock-Based Compensation - Transition and Disclosures). Statement 148 amends the accounting for stock-based compensation by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, statement 148 amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted statement 148 in December 2002. The Company does not anticipate changing to the fair value based method of accounting for stock-based compensation; therefore, the adoption only impacted disclosures.

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results can differ from those estimates. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgement and complexity.

Revenue Recognition

      Revenue on new machine sales is recognized upon completion of the customer contract, which generally coincides with delivery. At times, the Company may provide full installation services related to new equipment. Revenue for such services is generally recognized separately at the time such installation is complete. When customers, under the terms of specific orders or contracts, request that the Company delay shipment of the manufactured equipment, the Company recognizes revenue based upon receiving contractual confirmation of acceptance of the equipment from the customer and legal transfer of title and risk of loss to the customer. Revenue on repair and refurbishment of customer owned machines is recognized when the contractual work is completed. Spare parts revenue is recognized upon shipment.

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

Deferred Tax Assets

      The Company has a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company may consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Inventory Reserves

      The Company maintains reserves for estimated excess and obsolete inventory to reflect a write down of the value of unsaleable inventory based upon evaluations of slow moving items. If future demand is different from that anticipated by management, these reserves may need to be adjusted.

Defined Benefit Pension Plans

      Pension expense is actuarially determined in accordance with accounting principles generally accepted in the U.S. The accounting for pensions, which will be paid out over an extended period of time in the future, requires the use of significant estimates and assumptions concerning uncertainties about employee turnover, future pay scales, interest rates, rates of return on investments, mortality tables used to determine life expectancy of plan members, and the rate of mandated increases in pension payments for cost of living adjustments. These estimates and assumptions rely heavily on judgment and the actual outcome could be materially different than what has been estimated and assumed. In addition, these estimates and assumptions, some of which are of a long-term nature, require periodic updating and could change significantly in the future. Differences in actual outcome versus what has been estimated and assumed along with changes to these estimates and assumptions in the future to reflect prevailing conditions at such time, could materially impact the amounts reflected in the financial statements.

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

      The Company's cash equivalents and short-term investments and its outstanding debt bear variable interest rates. The rates are adjusted to market conditions. Changes in the market rate affects interest earned and paid by the Company. The Company does not use derivative instruments to offset the exposure to changes in interest rates. Changes in these interest rates are not expected to have a material impact on the Company's results of operations.

Item 8 - Financial Statements and Supplementary Data

                               FARREL CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Auditors .........................................      18

Financial Statements:

Consolidated Balance Sheets as of December 31, 2002 and 2001 ...........      19

Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001, and 2000 ....................................      20

Consolidated Statements of Stockholders' Equity for the years
  ended December 31, 2002, 2001 and 2000 ...............................      21

Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000 .....................................      22

Notes to Consolidated Financial Statements ............................. 23 - 38

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Farrel Corporation

We have audited the accompanying consolidated balance sheets of Farrel Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farrel Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

                                                  /s/ERNST & YOUNG LLP

Stamford, Connecticut
February 20, 2003,
  except for the third paragraph of Note 8, as to which the date is March 25, 2003

                               FARREL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                         12/31/02     12/31/01
                                                         --------     --------
   ASSETS
Current Assets:
  Cash and cash equivalents                               $5,863       $5,579
  Accounts receivable, net of allowance for doubtful
   accounts of $96 and $179, respectively                 10,848        9,416
  Inventory                                               10,631       10,554
  Deferred income taxes                                      538          423
  Other current assets                                     1,170          873
                                                        --------     --------
    Total current assets                                  29,050       26,845
Property, plant and equipment, net of accumulated
  depreciation of $17,034  and $14,995, respectively       7,166        8,101
Deferred income taxes                                      1,339          764
Other assets                                                 373          256
                                                        --------     --------
Total assets                                             $37,928      $35,966
                                                        ========     ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                        $4,009       $4,393
  Accrued expenses and taxes                               2,309        1,482
  Advances from customers                                  4,102        3,452
  Accrued  warranty costs                                    842        1,004
  Short-term debt                                            752          680
                                                        --------     --------
   Total current liabilities                              12,014       11,011
Long-term debt                                               375        1,019
Postretirement benefit obligation                          1,055        1,076
Minimum pension obligations                                9,961        3,155
Commitments and contingencies                                 --           --
                                                        --------     --------
   Total liabilities                                      23,405       16,261
                                                        --------     --------
Stockholders' Equity
  Preferred stock, par value $100, 1,000,000 shares
   authorized, no shares issued                               --           --
  Common stock, par value $.01, 10,000,000 shares
   authorized, 6,142,106 shares issued                        61           61
  Paid in capital                                         19,295       19,295
  Treasury stock, 913,645 shares at December
    31, 2002 and 2001, at cost                            (2,530)      (2,530)
  Retained earnings                                        9,879        9,120
  Accumulated other comprehensive loss                   (12,182)      (6,241)
                                                        --------     --------
   Total stockholders' equity                             14,523       19,705
                                                        --------     --------
Total liabilities and stockholders' equity               $37,928      $35,966
                                                        ========     ========

                 See Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                        Year Ended
                                             ----------------------------------
                                             12/31/02     12/31/01     12/31/00
                                             --------     --------     --------
Net sales                                     $50,091      $56,249      $64,223
Cost of sales                                  36,640       42,405       49,065
                                             --------     --------     --------
Gross margin                                   13,451       13,844       15,158
Operating expenses:
   Selling                                      4,190        4,857        6,713
   General and administrative                   6,773        6,519        7,702
   Research and development                     1,106        1,354        1,580
                                             --------     --------     --------
     Total operating expenses                  12,069       12,730       15,995
                                             --------     --------     --------
Operating income (loss)                         1,382        1,114         (837)
Interest income                                   104          157          222
Interest expense, including amortization
   of deferred credit facility costs             (161)        (321)        (342)
Other income (expense), net                       392          237           (9)
                                             --------     --------     --------
Income (loss) before income taxes               1,717        1,187         (966)
Provision for income taxes                        749          397           17
                                             --------     --------     --------
Net income (loss)                                $968         $790        ($983)
                                             ========     ========     ========

Per share data:
Basic and diluted net income (loss) per
   share                                        $0.18        $0.15       ($0.19)
                                             ========     ========     ========
Average shares outstanding (000's):
   Basic                                        5,228        5,229        5,249
                                             ========     ========     ========
   Diluted                                      5,273        5,231        5,249
                                             ========     ========     ========

                 See Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                                   Accumulated
                                                                 Paid                                  other          Total
                                           Common stock           in       Treasury   Retained     comprehensive   Stockholders'
                                        Shares        Amount    capital     stock     earnings         loss           equity
                                      ----------     -------    -------    -------    --------     -------------   -------------
Balance, December 31, 1999             6,142,106         $61    $19,295    ($2,513)     $9,943           ($922)        $25,864
                                      ----------     -------    -------    -------     -------     -----------     -----------
Net (loss)                                    --          --         --         --        (983)             --            (983)
                                                                                                                   -----------
Other Comprehensive income, net of
taxes as applicable
  Foreign currency translation                --          --         --         --          --            (885)           (885)
  Minimum pension liability                   --          --         --         --          --             613             613
                                                                                                                   -----------
Other Comprehensive (loss)                                                                                                (272)
                                                                                                                   -----------
Comprehensive (loss)                                                                                                    (1,255)
Treasury stock transactions                   --          --         --        (16)         --              --             (16)
Cash dividend declared
  at $0.12 per common share                   --          --         --         --        (630)             --            (630)
                                      ----------     -------    -------    -------     -------     -----------     -----------
Balance, December 31, 2000             6,142,106         $61    $19,295    ($2,529)     $8,330         ($1,194)        $23,963
                                      ----------     -------    -------    -------     -------     -----------     -----------
Net income                                    --          --         --         --         790              --             790
                                                                                                                   -----------
Other Comprehensive income, net of
taxes as applicable
  Foreign currency translation                --          --         --         --          --            (226)           (226)
  Minimum pension liability                   --          --         --         --          --          (4,821)         (4,821)
                                                                                                                   -----------
Other Comprehensive (loss)                                                                                              (5,047)
                                                                                                                   -----------
Comprehensive (loss)                                                                                                    (4,257)
Treasury stock transactions                   --          --         --         (1)         --              --              (1)
                                      ----------     -------    -------    -------     -------     -----------     -----------
Balance, December 31, 2001             6,142,106         $61    $19,295    ($2,530)     $9,120         ($6,241)        $19,705
                                      ----------     -------    -------    -------     -------     -----------     -----------
Net income                                    --          --         --         --         968              --             968
                                                                                                                   -----------
Other Comprehensive income, net of
taxes as applicable
  Foreign currency translation                --          --         --         --          --             953             953
  Minimum pension liability                   --          --         --         --          --          (6,894)         (6,894)
                                                                                                                   -----------
Other Comprehensive (loss)                                                                                              (5,941)
                                                                                                                   -----------
Comprehensive (loss)                                                                                                    (4,973)
Cash dividend declared
  at $0.04 per common share                   --          --         --         --        (209)             --            (209)
                                      ----------     -------    -------    -------     -------     -----------     -----------
Balance, December 31, 2002             6,142,106         $61    $19,295    ($2,530)     $9,879        ($12,182)        $14,523
                                      ==========     =======    =======    =======     =======     ===========     ===========

                 See Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       Year Ended
                                                            12/31/02    12/31/01    12/31/00
                                                            --------    --------    --------
Cash flows from operating activities:
  Net income (loss)                                            $968        $790       ($983)
  Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities:
   (Gain) loss on disposal of fixed assets                     (108)       (412)          8
   Depreciation                                               1,433       1,526       1,827
   Amortization                                                 127         144         153
   Decrease (increase) in deferred income taxes                (288)        (26)        128
   Decrease (increase) in accounts receivable                (1,018)      4,039         972
   Decrease (increase) in inventory                             846       1,719        (842)
   Decrease (increase) in other current assets                 (254)        661        (507)
   Decrease (increase) in other assets                          (66)       (110)         --
   (Decrease) increase in pension obligations                    81        (499)       (814)
   (Decrease) in accounts payable                              (599)     (1,928)     (1,136)
   (Decrease) increase  in advances from customers              474      (2,363)      2,068
   (Decrease) in accrued expenses and taxes                     476         142      (1,018)
   (Decrease) in accrued warranty costs                        (197)        (63)       (506)
   (Decrease) in postretirement benefit obligation              (21)        (42)        (20)
                                                            -------     -------     -------
   Total adjustments                                            886       2,788         313
                                                            -------     -------     -------
   Net cash (used in) provided by operating activities        1,854       3,578        (670)
                                                            -------     -------     -------

  Cash flows from investing activities:
    Proceeds from disposal of fixed assets                      212         747         276
    Purchases of property, plant and equipment                 (233)       (553)     (1,083)
    Purchase of certain assets of Skinner Engine Company       (623)         --          --
                                                            -------     -------     -------
    Net cash (used in) provided by investing activities        (644)        194        (807)
                                                            -------     -------     -------
Cash flows from financing activities:
    Repayment of bank borrowings                               (700)     (2,264)     (1,225)
    Bank borrowings                                              --       1,652          --
    Purchase of treasury stock                                   --          (1)        (16)
    Dividends paid                                             (209)         --        (630)
                                                            -------     -------     -------
    Net cash (used in) financing activities                    (909)       (613)     (1,871)
Effect of foreign currency exchange rate changes on cash        (17)        (66)       (235)
                                                            -------     -------     -------
Net increase (decrease) in cash and cash equivalents            284       3,093      (3,583)
Cash and cash equivalents--
    Beginning of year                                         5,579       2,486       6,069
                                                            -------     -------     -------
    End of year                                              $5,863      $5,579      $2,486
                                                            =======     =======     =======
Income taxes paid                                              $250         $33        $601
                                                            =======     =======     =======
Interest paid                                                   $98        $148        $259
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

      The Company's principal customers are domestic and foreign manufacturers of rubber and plastics. Foreign customers are primarily located throughout Europe, Asia and the Middle East. Due to the nature of the Company's products, which can individually sell for as high as $4.0 million, the percent of sales of any product line can change significantly from year to year. However, the more significant products are the Company's batch and continuous mixers.

(a) Use of Estimates:

      The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results can differ from those estimates.

(b) Cash and Cash Equivalents:

      Cash and cash equivalents include cash on hand, amounts due from banks, and any other highly liquid investments with a maturity of three months or less when purchased. The carrying amount approximates fair value because of the short maturity of those instruments.

(c) Other Financial Instruments:

      The carrying amount of the Company's trade receivables and payables approximates fair value because of the short maturity of these instruments. Historically, the Company has not experienced significant problems regarding the collection of accounts receivable. An allowance for doubtful accounts receivable is established based upon a review of the individual amounts comprising accounts receivable to determine the estimated uncollectable amounts. The carrying value of long-term debt approximates fair value as the interest rate on the long-term debt is variable and approximates current market rates.

(d) Inventory:

      Inventory is valued at the lower of cost or market. Inventory is accounted for on the last-in, first-out (LIFO) basis in the U.S. and first-in, first-out
(FIFO) basis in the U.K.

(e) Property, Plant and Equipment:

      Property, plant and equipment is stated at cost. Improvements are capitalized and expenditures for normal maintenance and repairs are charged to expense. Depreciation is computed on a straight line basis based on the estimated useful lives of the related assets which range from 3 to 40 years. Assets no longer anticipated to be used are segregated from Property, Plant and Equipment and included in Other Assets.

(f) Patents and Acquired Technology:

      Other assets includes acquired patents and technical know-how, which represents the cost of purchased technology, know how, and trade secrets including technology that is patented or for which a patent has been applied. Such costs are amortized over periods from 5 to 7 years.

(g) Revenue Recognition:

      Revenue on new machine sales is recognized upon completion of the customer contract, which generally coincides with delivery. At times, the Company may provide full installation services related to new equipment. Revenue for such services is generally recognized separately at the time such installation is complete. When customers, under the terms of specific orders or contracts, request that the Company delay shipment of the manufactured equipment, the Company recognizes revenue based upon receiving contractual confirmation of acceptance of the equipment from the customer and legal transfer of title and risk of loss to the customer. Revenue on repair and refurbishment of customer owned machines is recognized when the contractual work is completed. Spare parts revenue is recognized upon shipment.

      The Company typically requires advances from customers upon entering a contract and at times will require progress payments during the manufacturing process. Generally, letters of credit are required on contracts with export customers to minimize credit risk.

(h) Warranty Obligations:

      Estimated costs to be incurred under warranty obligations relating to products which have been sold are provided for at the time of sale.

(i) Income Taxes:

      Deferred income taxes are provided on temporary differences between the financial statement and tax basis of the Company's assets and liabilities in accordance with the liability method of accounting for income taxes. Provision has not been made for U.S. income taxes or additional foreign taxes on approximately $7.7 million of undistributed earnings of foreign subsidiaries because it is expected that those earnings will be reinvested indefinitely.

(j) Earnings (Loss) Per Share:

      Basic earnings per share is determined by dividing net income (loss) by the weighted average shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock (see Note 10) were exercised and converted to common stock. (See
Note 14.)

(k) Foreign Currency Translation:

      Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates. Income and expense accounts are translated at average rates of exchange prevailing during the year. Adjustments resulting from these translations are included in the accumulated other comprehensive loss in stockholders' equity.

      Transaction gains and losses are included in earnings. The Company experienced a net foreign currency transaction loss of $134,000 and $64,000 in fiscal 2002 and 2000, respectively, and a net foreign currency transaction gain of $142,000 in fiscal 2001. These amounts are included in cost of goods sold in the accompanying financial statements.

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

      In June 2001, the Financial Accounting Standards Board issued statements No. 142 (Goodwill and Other Intangible Assets) and No. 143 (Accounting for Asset Retirement Obligations). Statement No. 142 was adopted by the Company in January 2002 and statement No. 143 must be adopted by the Company no later than January 2003. Statement No. 142 changes the accounting for other intangible assets, such that those assets whose life is determined to be indefinite are not subject to amortization. These assets and goodwill shall be tested for impairment at least annually, and the value will need to be written down if the fair value is less than the carrying value. Statement No. 143 requires that a liability must be recognized for an asset retirement obligation related to long lived tangible assets. The liability shall be recorded at fair value. The adoption of statement No. 142 did not have a significant effect on the Company's financial position or results of operations. The Company does not anticipate that the adoption of statement No. 143 will have a significant effect on its financial position or results of operations.

      In August 2001, the Financial Accounting Standards Board issued statement No. 144 (Accounting for the Impairment or Disposals of Long-lived Assets). Statement No. 144 was adopted by the Company in January 2002. This statement requires an impairment loss to be recognized if the carrying value of a long-lived asset (asset group) is not recoverable and exceeds its fair value. Long-lived assets (asset group) shall be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The adoption of this statement did not have a significant effect on the Company's financial position or results of operations.

      In December 2002, the Financial Accounting Standards Board issued statement No. 148 (Accounting for Stock-Based Compensation - Transition and Disclosures). Statement 148 amends the accounting for stock-based compensation by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, statement 148 amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted statement 148 in December 2002. The Company does not anticipate changing to the fair value based method of accounting for stock-based compensation; therefore, the adoption only impacted disclosures.

(m) Advertising:

      Advertising costs are expensed in the period the advertising takes place. Advertising expense for the years ended December 31, 2002, 2001 and 2000 was $61,000, $67,000 and $238,000, respectively.

(n) Shipping and handling costs:

      Shipping and handling related to freight in and freight out costs are charged to cost of sales when incurred.

(o) Stock options:

      The Company accounts for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and not the fair value method as provided by Financial Accounting Standard Number 123, "Accounting and Disclosure of Stock-Based Compensation". The Company's Stock Option Plan requires options to be granted at the market price of the Company's common stock on the date the options are granted, and as a result, under APB 25 no compensation expense is recognized. Pro forma information regarding net income (loss) and earnings (loss) per share is required by statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of statement 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The current pro forma net income (loss) will not necessarily be representative of pro forma net income (loss) in future years.

      The Company's pro forma information is as follows:

                                                                  Year ended
                                                         12/31/02   12/31/01   12/31/00
                                                         --------   --------   --------
                                                      (In thousands, except per share data)
Net income (loss)                                           $968      $790       ($983)
Effect of stock options, net of taxes                        (14)      (18)        (18)
                                                           -----     -----     -------
Pro forma net income (loss)                                 $954      $772     ($1,001)
                                                           =====     =====     =======
Pro forma earnings (loss) per share - basic and diluted    $0.18     $0.15      ($0.19)

(p) Reclassifications:

      Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

Note 2 - Asset Purchase

      On November 8, 2002, the Company purchased for $527,500 certain assets of the mixer business of Skinner Engine Company, which is currently in bankruptcy. The bankruptcy court approved the purchase. In addition, the Company incurred $96,000 of expenses related to this purchase. The assets acquired consist primarily of inventory, tooling and fixtures and engineering and technical data.

Note 3 - Other Assets

                                                             12/31/02   12/31/01
                                                             --------   --------
                                                                (In thousands)
Acquired patents and technical know how, net of
  accumulated amortization of $781 and $582, respectively ..    $196      $146
Intangible pension asset ...................................      94       110
Due from employee ..........................................      83        --
                                                              ------    ------
  Total ....................................................    $373      $256
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

      Under the Financial Services Agreement, the Company pays First Funding an annual retainer of $450,000 for Mr. Jones' services. The agreement also requires the payment of certain transaction based fees related to transactions such as obtaining credit facilities or assets acquisitions. Pursuant to amendments to the agreement, First Funding reduced the annual retainer by $42,000 in fiscal 2002 and $71,000 in fiscal 2003. The agreement also requires the Company to pay for advisory services provided by other First Funding employees on an hourly basis and out-of-pocket expenses. Since July 1, 2001, and to further notice, First Funding agreed to provide the service of other First Funding employees as part of its annual retainer fee. The Company also pays transaction fees in the event of certain successful transactions. The Company recorded amounts, including the annual retainer, due to First Funding of $536,000, $522,000 and $526,000, in fiscal 2002, 2001 and 2000, respectively. Included in the amount for fiscal 2002 is $77,500 related the Company's credit facility and $50,000 related to the acquisition of certain assets of Skinner Engine Corp. In addition to the amounts above, the Company reimbursed First Funding $96,000, $104,000, and $207,000 for out-of-pocket costs in fiscal 2002, 2001 and 2000, respectively.

      The Company has a receivable of $83,400 due from its Chief Executive Officer which is repayable no later than March 2006.

Note 5 - Inventory

Inventory is comprised of the following:

                                                      12/31/02          12/31/01
                                                      --------          --------
                                                            (In thousands)
Stock and raw materials ....................            $6,733           $6,444
Work-in-process ............................             3,898            4,110
                                                       -------          -------
Total ......................................           $10,631          $10,554
                                                       =======          =======

      Of the above inventories at December 31, 2002 and 2001, $5.7 million and $5.5 million, respectively are valued using the LIFO method. Current replacement costs were approximately equal to LIFO carrying amounts at December 31, 2002, and greater than the LIFO carrying amounts by approximately $0.1 million at December 31, 2001.

Note 6 - Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

                                                      12/31/02          12/31/01
                                                      --------          --------
                                                            (In thousands)
Land and buildings .........................            $4,090           $3,882
Machinery, equipment and other .............            20,013           19,214
Construction in progress ...................                97               --
                                                       -------          -------
                                                        24,200           23,096
  Accumulated depreciation .................           (17,034)         (14,995)
                                                       -------          -------
  Property, plant and equipment, net .......            $7,166           $8,101
                                                       =======          =======

      Estimated depreciable lives of buildings are 33-40 years. Estimated depreciable lives of machinery, equipment and other depreciable assets are 3-10 years.

Note 7 - Accrued Expenses and Taxes

      Accrued expenses and taxes includes accrued wages and benefits of approximately $0.8 million and $0.6 million at December 31, 2002 and 2001, respectively. Also included are income taxes payable of $1.1 million and $0.4 million, at December 31, 2002 and 2001.

Note 8 - Bank Credit Arrangements

      The Company has a worldwide multi-currency credit facility, as amended, with a major U.S. bank, which includes a $10 million revolving credit facility for direct borrowings and letters of credit. The facility contains a sub-limit that caps the amount of direct borrowings the Company can make at $5 million. The facility contains limits on direct borrowings and issuances of letters of credit based upon stipulated percentages of accounts receivable and inventory. The revolving credit facility expires on June 15, 2004. Interest varies based upon prevailing market interest rates. The revolving credit facility requires payment to the bank of a fee equal to 0.375% per annum of the average daily unused principal under the facility. The Company has approximately $2.7 million of letters of credit posted under its credit facility on December 31, 2002.

      This credit facility also includes a term loan which the Company borrowed in June 2001. The term loan is repayable in monthly installments of (pound)38,888 (approximately $63,000) through June 2004. The term loan has an interest rate of LIBOR plus 2.7%. The proceeds of this term loan were used to repay an existing term loan. At December 31, 2002 and 2001, there was $1.1 million and $1.7 million outstanding under the term loan. Approximately, $752,000 and $680,000 was classified as a current liability at December 31, 2002, and 2001, respectively. At December 31, 2002 and 2001, $375,000 and $1,019,000 was classified as a long-term liability, respectively.

      The credit facility, as amended on March 25, 2003, contains covenants specifying minimum and/or maximum thresholds for operating results, selected financial ratios and backlog. The backlog covenant requires that end of month backlog will not be less than $20 million for more than two consecutive months. The Company did not achieve the backlog covenant as of the end of January and February 2002; however, the bank waived the non-compliance. The agreement contains certain restrictions on investments, borrowings and sale of assets. Dividend declarations or payments are allowed under this credit facility as long as there exists under the credit facility no Event of Default (as defined in the credit facility) or no condition which upon given notice or lapse of time or both, would become an Event of Default.

Note 9 - Commitments and Contingencies

(a) Commitments:

      Aggregate future lease commitments under operating leases, principally for office space, equipment and vehicles, are as follows:

               Year ending
               December 31,                        (In thousands)
               ------------                        --------------
               2003                                          $303
               2004                                           238
               2005                                           137
               2006                                            45
               2007                                            25

      Rental expense for the years ended December 31, 2002, 2001 and 2000 was $317,000, $370,000 and $494,000, respectively.

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

Note 10 - Stock Plans

      The Company sponsors a Stock Option Plan and an Employees' Stock Purchase Plan, both established in 1997. The 1997 Omnibus Stock Incentive Plan authorizes the granting of incentive stock options and non-qualified stock options to purchase up to 500,000 shares of common stock. Option awards may be granted by the Compensation Committee of the Board of Directors through May 23, 2007 to eligible employees. The terms (exercise price, exercise period and expirations) of each option award are at the discretion of the Compensation Committee subject to the following limitations. The exercise price of an Incentive Stock Option may not be less than the fair market value as of the date of the grant (or 110% in the case of an incentive stock option granted to a 10% stockholder). The exercise period may not exceed 10 years from the date of the grant. At December 31, 2002, 350,000 shares are available for future issuance.

      Prior to 1997 the Company granted stock options under a previously sponsored plan to eligible employees and directors of the Company. At December 31, 2002, options to purchase 223,000 shares remain outstanding under that plan.

      The following table presents a summary of the Company's stock option activity and related information for the years ended:

                                                       2002                        2001                         2000
                                               ---------------------       -------------------         ---------------------
                                                            Weighted-                 Weighted-                     Weighted-
                                                             Average                   Average                       Average
                                               Options      Exercise       Options    Exercise         Options      Exercise
                                               (000's)       Price         (000's)      Price          (000's)       Price
Outstanding, beginning of year                   459         $4.78           499        $5.42            514         $5.32
Granted                                           --            --            90         0.70             10          2.13
Exercised                                         --            --            --           --             --            --
Forfeited/expired                                 86          9.73           130         4.43             25          2.00
                                               -------------------          -----------------           ------------------
Outstanding, end of year                         373         $3.64           459        $4.78            499         $5.42
                                               -------------------          -----------------           ------------------
Exercisable, end of year                         343         $3.89           400        $5.39            472         $5.62
Weighted-average fair value of options
    granted during the year                                 N/A                         $0.53                        $1.16

      The following table summarizes information about stock options outstanding at December 31, 2002:

                         Options Outstanding                                                 Options Exercisable
---------------------------------------------------------------------------             -----------------------------
                                             Weighted-            Weighted-                                 Weighted-
                                              Average             Average                                   Average
   Range of            Number of             Remaining            Exercise               Number of          Exercise
Exercise Prices         Options          Contractual Life          Price                 Options             Price
---------------------------------------------------------------------------             ----------------------------
  $0.60 - $0.81          90,000                   9 years          $0.69                  60,000             $0.69
   2.00 -  2.00          60,000                   7                 2.00                  60,000              2.00
   3.75 -  4.00          76,000                   3                 3.92                  76,000              3.92
   5.25 -  5.44          52,000                   2                 5.29                  52,000              5.29
   6.00 -  6.75          95,000                   1                 6.32                  95,000              6.32
------------------------------------------------------------------------------------------------------------------
  $0.60 - $6.75         373,000                4.04 years          $3.64                 343,000             $3.89

      Pro forma information regarding net income (loss) and earnings (loss) per share required by Financial Accounting Standard Number 123 presented in Note 1 has been determined as if the Company had accounted for its employee stock options under the fair value method of statement 123. The fair value for these options granted under the Stock Option Plan was estimated at the date of grant using the Black-Scholes option pricing model, one of the allowable valuation models under statement 123, with the following assumptions for 2001 and 2000 (no options were issued in 2002):

                                                           2001          2000
                                                           ----          ----
      Risk free interest rate                              5.00%         6.07%
      Dividend yields                                       0.0%          0.0%
      Expected volatility factor of the expected
        market price of the Company's common stock         .621          .379
      Weighted average expected life of each option      10 yrs.        8 yrs.

      The weighted average fair value of options granted during 2001 and 2000 was $0.53, and $1.16, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics different than those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, therefore, in management's judgment, applying the provisions of statement 123 does not necessarily provide a reliable single measure of the fair value of its stock options.

      The Company may purchase up to $4,750,000 of its common stock under its discretionary open market stock repurchase plan. During fiscal 2001 and 2000 the Company purchased 1,600 and 20,000 shares of common stock, respectively, under this plan for approximately $1,000 and $16,000, respectively which are included in treasury stock.

Note 11 - Benefit Plans

      The accounting for pensions and retiree health benefits, which will be paid out over an extended period of time in the future, requires the use of significant estimates and assumptions concerning uncertainties about employee turnover, future pay scales, interest rates, rates of return on investments, mortality tables used to determine life expectancy of plan members, the rate of mandated increases in pension payments for cost of living adjustments and future medical costs. These estimates and assumptions rely heavily on judgment and the actual outcome could be materially different than what has been estimated and assumed. In addition, these estimates and assumptions, some of which are of a long-term nature, require periodic updating and could change significantly in the future. Differences in actual outcome versus what has been estimated and assumed along with changes to these estimates and assumptions in the future to reflect prevailing conditions at such time, could materially impact the amounts reflected in the financial statements.

      The annual cost for these benefits is comprised primarily of the service cost component related to current employee service, an interest cost related to the increase in the benefit obligations due to the passage of time (the benefit obligations are stated at a present value which increases each year as the discount period decreases), less the earnings achieved on assets invested in the employee benefit plan. Differences between the estimates and actual experience are deferred and amortized to expense over a period of time. Pension expense is actuarially determined in accordance with accounting principles generally accepted in the U.S. and differs from amounts funded annually.

Pension Plans

      The Company has a domestic defined benefit pension plan for hourly employees, which provides benefits based on employees' years of service. The Company's U.K. subsidiary has a foreign defined benefit pension plan covering substantially all employees, which provides stipulated amounts at retirement based on years of service and earnings. As a response to the increasing cost of the foreign pension plan, in January 2002, the U.K. subsidiary officially informed the foreign plan's trustees that effective the end of the first quarter of 2002, the U.K. employees would no longer accrue additional benefits under this pension plan for future service. No curtailment gain or loss was generated as a result of this action. The following table summarizes the components of domestic and foreign pension expense:

                                                                Year ended
                                                                ----------
                                                   12/31/02      12/31/01      12/31/00
                                                   --------      --------      --------
                                                              (In thousands)
     Domestic pension expense:
Service cost-benefits earned during the period          $66           $58           $73
Interest cost on projected benefit obligation           161           163           152
Expected return on plan assets ...............         (178)         (184)         (177)
Recognized net actuarial loss ................           78            27            44
Amortization of prior service cost ...........           17            17            10
                                                  ---------     ---------     ---------
     Net domestic pension expense ............         $144           $81          $102
                                                  =========     =========     =========

                                                                Year ended
                                                                ----------
                                                   12/31/02      12/31/01      12/31/00
                                                   --------      --------      --------
                                                              (In thousands)
     Foreign pension expense:
Service cost-benefits earned during the period         $196          $561          $675
Interest cost on projected benefit obligation          1379         1,284         1,324
Estimated return on plan assets ..............       (1,390)       (1,617)       (1,774)
Amortization of net actuarial loss ...........          439            --             5
                                                  ---------     ---------     ---------
     Net foreign pension expense .............         $624          $228          $230
                                                  =========     =========     =========

      The Company's funding policy is guided by government regulations and the Company's desire to accumulate sufficient assets in the benefit plans to meet obligations for retirement benefits. The Company funds the domestic plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA) and the foreign plan in accordance with the U.K. Pensions Act 1995 and related regulations in the United Kingdom. At any point in time there may be differences between the estimates used in establishing pension cost for accounting purposes, the criteria for funding amounts and actual experience. As a result there will always be an amount by which the Company is over or under-funded.

      The following table sets forth the funded status under U.S. accounting standards of the domestic and foreign defined benefit plans and amounts recognized in the balance sheets:

                                                             Domestic                   Foreign
                                                            December 31,              December 31,
                                                         2002         2001         2002          2001
                                                         ----         ----         ----          ----
Change in Projected Benefit Obligation
   Balance at the beginning of the year ...........     $2,742       $2,308       $23,756       $22,675
   Service cost ...................................         66           58           196           561
   Interest cost ..................................        161          163         1,379         1,283
   Plan participant contributions .................         --           --            45           180
   Actuarial (gain) losses ........................        236          328         2,748           677
   Foreign currency exchange rates ................         --           --         2,800          (575)
   Benefits paid ..................................       (124)        (115)         (770)         (965)
   Other ..........................................         --           --           (75)          (80)
                                                       -------      -------      --------      --------
   Balance at the end of the period ...............     $3,081       $2,742       $30,079       $23,756
                                                       =======      =======      ========      ========
Change in Fair Value Plan Assets
   Balance at the beginning of the year ...........     $2,230       $2,371       $21,113       $24,198
   Actual return on assets ........................       (148)         (26)       (2,201)       (2,398)
   Contributions - employer .......................        158           --           723           799
   Contributions - employee .......................         --           --            45           180
   Foreign currency exchange rates ................         --           --         2,173          (700)
   Benefits paid ..................................       (124)        (115)         (770)         (966)
                                                       -------      -------      --------      --------
   Balance at the end of the period ...............     $2,116       $2,230       $21,083       $21,113
                                                       =======      =======      ========      ========
Funded status of the plan
   (Under) funded .................................      ($965)       ($512)      ($8,996)      ($2,643)
   Unrecognized net actuarial loss ................      1,494        1,011        12,952         5,959
   Unamortized prior service cost .................         94          110            --            --
                                                       -------      -------      --------      --------
   Prepaid pension expense ........................       $623         $609        $3,956        $3,316
   Charge for minimum liability requirement .......     (1,588)      (1,121)      (12,952)       (5,959)
                                                       -------      -------      --------      --------
   Net pension (liability) ........................      ($965)       ($512)      ($8,996)      ($2,643)
                                                       =======      =======      ========      ========
   Intangible pension asset .......................        $94         $110            --            --
                                                       =======      =======      ========      ========
   Discount rate ..................................       5.50%        6.00%         5.75%         5.75%
   Rate of increase in future compensation levels .        N/A          N/A          2.50%         2.50%
   Expected long-term rate of return on plan assets       7.75%        8.00%         6.50%         6.50%

      For the years ended December 31, 2002 and 2001, the assets of the foreign plan generated a negative return (lost value). The majority of the 2002 loss was incured in June 2002 as a result of the decline in the stock market. As a result of the poor investment performance in 2001, mid-year 2001 the plan's trustees moved the asset management to a different investment manager. The trustees of the plan moved the plan assets out of equities in July 2002 and are reviewing the long-term investment strategy of the plan. As of December 31, 2002 and March 25, 2003, the assets of the plan consisted of corporate and government bonds and cash. The 2001 decline in the assets resulted in a requirement to record a minimum pension liability of $2.6 million for the foreign plan. This requirement resulted in a net of tax charge to stockholders' equity of $4.2 million in 2001. This charge was required to write down the existing prepaid pension asset and establish a net liability. This charge is recorded as part of accumulated other comprehensive (loss) in the stockholders' equity section of the balance sheet. At December 31, 2001, for the foreign pension plan, the accumulated benefit obligation was $23.7 million.

      In December 2002, revised mortality tables were used in the determination of the foreign pension liability for accounting in order to reflect updated mortality data. The change in the mortality tables along with the decline in the value of the pension assets, are the primary reasons for the charge in 2002 to stockholders' equity of $6.2 million related to the foreign pension plan. The charge was required to increase the minimum pension liability on the balance sheet to $9 million. This charge is recorded as part of accumulated other comprehensive (loss) in the stockholders' equity section of the balance sheet. At December 31, 2002, for the foreign pension plan, the accumulated benefit obligation was $30.1 million.

      The funded status under regulatory guidelines in the U.K. used to determine legally required minimum funding amounts for the Company's foreign plan can vary significantly from the funded status for U.S. accounting purposes. The amount of Company contributions to the pension plan is based upon a minimum funding computation under U.K. guidelines and the advice of the plan's actuary. Under the rules of the foreign plan, the trustees are to wind up the plan if they receive actuarial advice that the actual and expected Company contributions are so low as to prejudice seriously the long-term financial position of the plan. On a wind up basis the amount of underfunding of the plan is computed differently than, and would be substantially greater than, the amount reflected in the financial statements. Additionally, on a wind up basis, the underfunding must be paid down within a short time period. In February 2003, the Company, the foreign plan's trustees and the foreign plan's actuary agreed to a monthly contribution schedule which provides for the Company to contribute (pound)50,600 (approximately $81,000) a month to the plan plus the costs of administering the plan, which are estimated to be $100,000 annually. The contribution schedule was based on an April 2002 actuarial computation and must be reviewed for adequacy by the actuary at least annually or, if deemed necessary by the actuary, on a more periodic basis. The level of future contributions is subject to several factors including investment performance on existing assets.

      The Company changed the domestic plan's discount rate in 2002 and 2001 in response to year-end interest rates. The Company had a minimum pension liability of $965,000 and $512,000 for its U.S. pension plan at December 31, 2002 and 2001, respectively. The adjustments to the minimum liability for the domestic plan were recorded as comprehensive (loss) included in stockholders' equity, net of applicable income taxes. The charge to accumulated other comprehensive (loss) related to the domestic plan was $304,000 and $632,000 in 2002 and 2001, respectively. At December 31, 2002 and 2001, for the domestic pension plan, the accumulated benefit obligation was $3.1 and $2.7 million, respectively.

      The Company has domestic and foreign defined contribution retirement plans for certain employees, which include matching and discretionary non-matching contributions by the Company. Approximately $174,000, $101,000, and $107,000 of Company contributions were expensed in fiscal 2002, 2001 and 2000, respectively.

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

      The following table summarizes the Company's expense for post-employment benefits other than pensions.

                                                                Year ended
                                                   12/31/02      12/31/01      12/31/00
                                                   --------      --------      --------
                                                              (In thousands)
Service cost- benefits earned during the period          --            --            --
Interest cost on accumulated post-retirement
  benefit obligation                                    $50           $46           $54
Amortization of net loss (gain)                         (10)          (30)          (15)
                                                  ---------     ---------     ---------
Net periodic post-retirement benefit costs              $40           $16           $39
                                                  =========     =========     =========

      The Company's non-pension post-retirement benefit plans are not funded. The status of the plans are as follows:

                                                       12/31/02         12/31/01
                                                       --------         --------
                                                            (In thousands)
Accumulated post-retirement benefit obligation:
     Beginning of the year                                $842             $786
     Interest cost                                          50               46
     Recognized actuarial (gain) loss                      148               68
     Benefits Paid                                         (61)             (58)
                                                       -------          -------
End of the year                                            979              842
     Unrecognized actuarial gain                            76              234
                                                       -------          -------
Accrued post-retirement benefit obligation              $1,055           $1,076
                                                       =======          =======

      The assumed discount rate used in determining the accumulated post-retirement benefit obligation was 5.50% and 6.00% at December 31, 2002 and 2001, respectively. The change in assumptions did not have a material impact on the obligation or net periodic post-retirement benefit cost. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 10.0% at December 31, 2002. The trend rate used for 2003 is 13% and declines 1.0% per year to 5.0% by the year 2011 and remains at that level thereafter. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                                                              1-Percentage-Point
                                                                           Increase        Decrease
                                                                           ------------------------
                                                                                 (In thousands)
Increase (decrease) in the interest cost components in 2002                    $3             $(3)
Increase (decrease) in post-retirement benefit obligation as of 2002          $49            $(49)

Note 12 - Accumulated Comprehensive Loss

      The components of other comprehensive loss are as follows:

                                                  Foreign
                                                  Currency        Minimum
                                                 Translation      Pension
                                                 Adjustments     Liability        Total
                                                 -----------     ---------        -----
                                                               (In thousands)
Balance at December 31, 1999                          ($309)         ($613)         ($922)
Cumulative translation adjustment                      (885)            --           (885)
Minimum pension liability adjustment                     --          1,005          1,005
Deferred taxes relating to minimum
  Pension liability                                      --           (392)          (392)
                                                 ----------     ----------     ----------
Balance at December 31, 2000                         (1,194)            --         (1,194)
Cumulative translation adjustment                      (226)            --           (226)
Minimum pension liability adjustment                     --         (6,970)        (6,970)
Deferred taxes relating to minimum
  Pension liability                                      --          2,149          2,149
                                                 ----------     ----------     ----------
Balance at December 31, 2001                         (1,420)        (4,821)        (6,241)
Cumulative translation adjustment                       953             --            953
Minimum pension liability adjustment                     --         (6,632)        (6,632)
Effect of change in foreign currency
 exchange rate on beginning balance                      --           (441)          (441)
Deferred taxes relating to minimum
  Pension liability                                      --            179            179
                                                 ----------     ----------     ----------
Balance at December 31, 2002                          ($467)      ($11,715)      ($12,182)
                                                 ==========     ==========     ==========

Note 13 - Provision for Income Taxes

      Pre-tax income (loss) and provision (benefit) for income taxes for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                                Year ended
                                                   12/31/02      12/31/01      12/31/00
                                                   --------      --------      --------
                                                              (In thousands)
The domestic and foreign components of
income (loss) before income taxes are:
                       Domestic                      $2,493          ($25)       $1,203
                       United Kingdom                  (776)        1,212        (2,169)
                                                  ---------     ---------     ---------
                                                     $1,717        $1,187         $(966)
                                                  =========     =========     =========
The provision (benefit) for income taxes is:
                  Current:
                       United States                   $893          $(25)         $392
                       United Kingdom                    --            34            --
                       State                            144            (6)          107
                                                  ---------     ---------     ---------
                                                      1,037             3           499
                                                  ---------     ---------     ---------
                  Deferred:
                       United States                    (76)           37            (1)
                       United Kingdom                  (200)          352          (481)
                       State                            (12)            5            --
                                                  ---------     ---------     ---------
                                                       (288)          394          (482)
                                                  ---------     ---------     ---------
                                                       $749          $397           $17
                                                  =========     =========     =========

      Deferred tax liabilities (assets) result from the following differences between financial reporting and tax accounting.

                                                       12/31/02         12/31/01
                                                       --------         --------
                                                            (In thousands)
Deferred tax liabilities:
Fixed Assets                                               $26             $337
Inventory valuation                                         --               81
Intangibles                                                  7               44
Other                                                       22               22
                                                       -------          -------
Total deferred tax liabilities                              55              484
                                                       -------          -------
Deferred tax assets:
Pension                                                 (1,195)            (938)
Non pension postretirement benefits                       (390)            (398)
Warranty cost accruals                                    (154)            (152)
Vacation reserve                                           (85)             (98)
Bad debt reserve                                           (29)             (31)
Net operating loss carryforward                           (234)            (190)
Inventory valuation                                        (30)              --
Other reserves                                             (28)             (52)
Other                                                       --               (2)
                                                       -------          -------
Total deferred tax assets                               (2,145)          (1,861)
                                                       -------          -------
Net deferred tax (assets) before valuation allowance    (2,090)          (1,377)
Valuation allowance                                        213              190
                                                       -------          -------
Net deferred tax (assets)                              ($1,877)         ($1,187)
                                                       =======          =======

      The valuation allowance was established in 2000. The change in the amount of the allowance is a result of changes in foreign currency exchange rates. The Net Operating Loss Carryforward relates to the Company's U.K. operations and can be carried forward indefinitely.

      A reconciliation from statutory U.S. federal income taxes to the actual income taxes is as follows:

                                                                Year ended
                                                   12/31/02      12/31/01      12/31/00
                                                   --------      --------      --------
                                                              (In thousands)
Statutory provision (benefit)                          $584          $404         $(328)
U.S.--U.K. rate differential                             31           (48)           87
State income taxes, net of federal benefit               87            --            71
Permanent differences                                    53            41             2
Valuation allowance                                      --            --           197
Other                                                    (6)           --           (12)
                                                  ---------     ---------     ---------
Actual provision                                       $749          $397           $17
                                                  =========     =========     =========

Note 14 - Earnings (Loss) per Share

      Options outstanding at December 31, 2002, to purchase 283,000 shares of common stock at prices ranging from $2.00 to $6.75 were not included in the computation of dilutive EPS for the year ended December 31, 2002, because the options' exercise prices were greater than the average market price of the common shares. Options outstanding at December 31, 2001, to purchase 459,000 shares of common stock at prices ranging from $0.81 to $10.00 were not included in the computation of dilutive EPS for the year ended December 31, 2001, because the options' exercise prices were greater than the average market price of the common shares. Options outstanding at December 31, 2000, to purchase 499,000 shares of common stock at prices ranging from $0.60 to $10.00 were not included in the computation of dilutive EPS for the year ended December 31, 2000, because the effect of the options was anti-dilutive.

      The following table sets forth the computation of basic and diluted earnings per share:

                                                                Year ended
                                                   12/31/02      12/31/01      12/31/00
                                                   --------      --------      --------
                                                     (In thousands, except share data)
Net income (loss) applicable to
  Common stockholders                                  $968          $790         ($983)
                                                  =========     =========     =========
Weighted average number of common
   Shares outstanding - basic                     5,228,461     5,228,500     5,249,228
Effect of dilutive stock  options                    44,536         2,040            --
                                                  ---------     ---------     ---------
Weighted average number of
   Common shares outstanding - diluted            5,272,997     5,230,540     5,249,228
                                                  =========     =========     =========
Net income (loss) per share-basic                     $0.18         $0.15        ($0.19)
                                                  =========     =========     =========
Net income (loss) per share-diluted                   $0.18         $0.15        ($0.19)
                                                  =========     =========     =========

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

      As of December 31, 2002 and 2001, all of the Company's foreign exchange forward contracts existing at such times were designated as fair value hedges. As such, there were no charges to the statement of operations related to these contracts. At December 31, 2002 and 2001, the net difference between the spot rate and the contract rate for the foreign exchange forwards was an unrealized loss of approximately $13,000 and $1,000, respectively. At December 31, 2002, the Company is committed to provide 801,000 EURO's in exchange for British Pound Sterling under forward contracts expiring thru August 2003.

Note 16 - Foreign Operations, Export Sales and Major Customers

      The Company's operations are considered one operating segment. The Company's products consist of new machines, spares and repair related services. The Company's products and services are sold to commercial manufacturers in the plastic and rubber industries. The manufacturing, assembly and distribution of the Company's products are essentially the same for all products.

      The following provides gross revenue by product and geographic area for the years ended December 31, 2002, 2001 and 2000:

                                                         Year ended
                                             -----------------------------------
                                               2002          2001          2000
                                               ----          ----          ----
                                                       (In thousands)
Sale by Product Line
New Machines                                 $18,956       $23,854       $29,000
Spares                                        13,457        14,061        17,471
Repairs                                       14,816        15,241        16,270
Other                                          2,862         3,093         1,482
                                             -------       -------       -------
    Total                                    $50,091       $56,249       $64,223
                                             =======       =======       =======


Geographic Sales by Destination
United States                                $29,568       $26,070       $41,365
United Kingdom                                 4,999         2,037         3,572
Europe (excluding U.K.)                       10,315        17,254         7,200
North America (excluding U.S.)                   970         2,767         4,522
Asia                                           2,997         6,048         5,049
Middle East                                      383           146           970
Other                                            859         1,927         1,545
                                             -------       -------       -------
    Total                                    $50,091       $56,249       $64,223
                                             =======       =======       =======

      There were no sales to a single customer that exceeded 10% of the Company's revenue for the years ended December 31, 2002, 2001 and 2000.

      Net sales to unaffiliated customers, operating income and assets of the U.S. and U.K. operations for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                             United      United
                                             States      Kingdom   Consolidated
                                             ----------------------------------
                                                      (In thousands)
Year ended 12/31/02:
     Sales to unaffiliated Customers         $32,404     $17,687      $50,091
     Operating income (loss)                  $2,178       ($796)      $1,382
     Long-lived assets                        $3,988      $4,890       $8,878
     Total assets                            $22,991     $14,937      $37,928

Year ended 12/31/01:
     Sales to unaffiliated Customers         $30,849     $25,400      $56,249
     Operating income                            $10      $1,104       $1,114
     Long-lived assets                        $4,379      $4,742       $9,121
     Total assets                            $21,008     $14,958      $35,966

Year ended 12/31/00:
     Sales to unaffiliated Customers         $48,427     $15,796      $64,223
     Operating income (loss)                  $1,131     ($1,968)       ($837)
     Long-lived assets                        $5,472      $7,879      $13,351
     Total assets                            $22,592     $21,340      $43,932

      The Company operates a global business with interdependent operations and employs a global management approach. In consideration of certain economic factors, the distribution of customer orders and associated revenues and expenses between the U.S. or U.K. is at the discretion of management. As such, the chart above should not be construed as indicative of U.S. and U.K. operating results were the Company not to operate in such a manner.

Note 17 - Quarterly Financial Data (Unaudited):

      Summarized quarterly financial data for fiscal 2002 and 2001:

                                                             (In thousands except per share data)
                                                                            Quarter
                                                        ------------------------------------------------
                                                          First       Second        Third       Fourth
                                                        ---------    ---------    ---------    ---------
Fiscal 2002
Net Sales                                                  $7,845       $9,175      $12,676      $20,395
                                                        =========    =========    =========    =========
Gross Margin                                               $1,852       $2,218       $3,441       $5,940
                                                        =========    =========    =========    =========
Net income (loss)                                           ($760)       ($467)        $348       $1,847
                                                        =========    =========    =========    =========
Basic and diluted net income (loss) per common share       ($0.15)      ($0.09)       $0.07        $0.35
                                                        =========    =========    =========    =========
Basic weighted average shares outstanding (000's)           5,228        5,228        5,228        5,228
                                                        =========    =========    =========    =========
Diluted weighted average shares outstanding (000's)         5,228        5,228        5,277        5,271
                                                        =========    =========    =========    =========

                                                             (In thousands except per share data)
                                                                            Quarter
                                                        ------------------------------------------------
                                                          First       Second        Third       Fourth
                                                        ---------    ---------    ---------    ---------
Fiscal 2001
Net Sales                                                 $11,080      $12,355      $15,847      $16,967
                                                        =========    =========    =========    =========
Gross Margin                                               $2,472       $2,418       $4,425       $4,529
                                                        =========    =========    =========    =========
Net income (loss)                                           ($607)       ($573)        $923       $1,047
                                                        =========    =========    =========    =========
Basic and diluted net income (loss) per common share       ($0.12)      ($0.11)       $0.18        $0.20
                                                        =========    =========    =========    =========
Basic weighted average shares outstanding (000's)           5,230        5,229        5,228        5,228
                                                        =========    =========    =========    =========
Diluted weighted average shares outstanding (000's)         5,230        5,229        5,228        5,235
                                                        =========    =========    =========    =========

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

      The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2002 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 4, 2003.

Item 11 - Executive Compensation

      The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2002 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 4, 2003.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

      The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2002 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 4, 2003.

Item 13 - Certain Relationships and Related Transactions

      The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2002 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 4, 2003. See also Notes to Consolidated Financial Statements, Note 4, appearing in Item 8 herein.

Item 14 - Controls and Procedures

      Within 90 days prior to the filing of this annual report, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                                     PART IV

Item 15 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K

    (a) Documents Filed as Part of Form 10-K

                                                                            Page
                                                                            ----
      1. Financial Statements

      Report of Independent Auditors ..................................      18
      Consolidated Balance Sheets as of December 31, 2002 and 2001 ....      19
      Consolidated Statements of Operations for the years ended
        December 31, 2002, 2001 and 2000 ..............................      20
      Consolidated Statements of Stockholders' Equity for the years
        ended December 31, 2002, 2001 and 2000 ........................      21
      Consolidated Statements of Cash Flows for years ended
        December 31, 2002, 2001 and 2000 ..............................      22
      Notes to Consolidated Financial Statements ...................... 23 - 38

      2. Financial Statement Schedule

      Report of Independent Auditors on Financial Statement Schedule ..      47
      Schedule II - Valuation and Qualifying Accounts .................      48

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits                                                                 Page

Exhibits

Exhibit 3(a)      Articles of Incorporation - Filed as an exhibit to         N/A
                  the Registrant's Registration Statement as Form S-1 (No. 33-43539) and incorporated herein by reference. N/A

Exhibit 3(b)      By-laws - Filed as an exhibit to the Registrant's          N/A
                  Registration Statement as Form S-1 (No. 33-43539) and incorporated herein by reference. N/A

Exhibit 4         Revolving Credit and Term Loan Agreement dated June 15,    N/A
                  2001, between Farrel Corporation, Farrel Limited and
                  First Union National. Filed as an exhibit to the Registrant's Form 10Q for the quarter ended July 1, 2001.

Exhibit 4         Revolving Promissory Note dated June 18, 2001, between     N/A
                  Farrel Corporation, Farrel Limited and First Union
                  National Bank. Filed as an exhibit to the Registrant's
                  Form 10Q for the quarter ended July 1, 2001.

Exhibit 4         Term Promissory Note dated June 18, 2001, between Farrel   N/A
                  Limited and First Union National Bank. Filed as an exhibit to the Registrant's Form 10Q for the quarter ended July 1, 2001.

Exhibit 4         Letter Agreement Dated March 18, 2002, modifying the       N/A
                  Revolving Credit and Term Loan Agreement dated June 15,
                  2001, between Farrel Corporation, Farrel Limited and
                  First Union National Bank. Filed as an exhibit to the Registrant's Form 10K for the year ended December 31,
                  2001.

Exhibit 4         Amendment Dated August 2, 2002, modifying the Revolving    N/A
                  Credit and Term Loan Agreement dated June 15, 2001, between Farrel Corporation, Farrel Limited and First
                  Union National Bank. Filed as an exhibit to the Registrant's Form 10Q for the quarter ended June 30,
                  2002.

Exhibit 4         Letter Agreement Dated March 25, 2003, modifying the       N/A
                  Revolving Credit and Term Loan Agreement dated June 15,
                  2001, between Farrel Corporation, Farrel Limited and
                  First Union National Bank.

Exhibit 10(b) Employment Agreement between Rolf K. Liebergesell and the N/A Registrant, dated November 1, 1991. Filed as an exhibit to the Registrant's Registration Statement as Form S-1
                  (No. 33-43539) and incorporated herein by reference.

Exhibit 10(b)     First Amendment to Employment Agreement between Rolf K.    N/A
                  Liebergesell and registrant effective as of December 1, 1997, filed as an exhibit to the Registrants Form 10Q for the quarter ended March 29, 1998.

Exhibit 10(d)     Standard Corporate Financial Services contract between     N/A
                  First Funding Corporation and the Registrant, dated June
                  17, 1986, as amended by a Letter Agreement dated November
                  1, 1991. Filed as an exhibit to the Registrant's
                  Registration Statement as Form S-1 (No. 33-43539) and incorporated herein by reference.

Exhibit 10(e)     1997 OMNIBUS Stock Incentive Plan - Filed as an exhibit    N/A
                  to the Registrant's definitive Proxy Statement re: Annual Meeting on May 23, 1997 and incorporated herein by reference.

Exhibit 10(f)     1997 Employee's Stock Purchase Plan - Filed on the         N/A
                  Registrant's registration Statement as Form S-8 (No. 333-30735) and incorporated herein by reference.

Exhibit 10(g)     Environmental Agreement between USM Corporation and the    N/A
                  Registrant dated as of May 12, 1986. Filed as an exhibit to the Registrant's Registration Statement as Form S-1
                  (No. 33-43539) and incorporated herein by reference.

Exhibit 10(h)     Form of Director Indemnification Agreement. Filed as an    N/A
                  exhibit to the Registrant's Registration Statement as Form S-1 (No. 33-43539) and incorporated herein by reference.

Exhibit 10 (i)    Environmental Settlement Agreement between The Black &     N/A
                  Decker Corporation and the Registrant dated February 17,
                  1995. Filed as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1994.

Exhibit 10 (k)    Agreement of Purchase and Sale of certain property         N/A
                  located in Derby, CT between National RE/sources
                  Acquisition, LLC and Farrel Corporation dated July 17,
                  1998, and reinstatement agreement dated October 15, 1998.
                  Filed as an exhibit to the Registrant's N/A Form 10K for the year ended December 31, 1998.

Exhibit 10 (l)    Letter dated February 8, 2002, amending the Standard       N/A
                  Corporate Financial Services contract between First
                  Funding Corporation and the Registrant, dated June 17,
                  1986. Filed as an exhibit to the registrant's Form 10K for the year ended December 31, 2001.

Exhibit 10 (m)    Letter dated January 22, 2003, amending the Standard       51
                  Corporate Financial Services contract between First
                  Funding Corporation and the Registrant, dated June 17,
                  1986.

Exhibit 10 (n)    Officer Loan Agreement between Rolf K Liebergesell and     52
                  Farrel Corporation

Exhibit 11        Statement re: Computation of per share earnings.           35

Exhibit 21        Subsidiaries - Filed as an exhibit to the Registrant's     N/A
                  Registration Statement as Form S-1 (No. 33-43539) and incorporated herein by reference.

Exhibit 23        Consent of Ernst & Young LLP                               54

Exhibit 99.1      Certification pursuant to 18 U.S.C. Section 1350, as       N/A
                  adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2      Certification pursuant to 18 U.S.C. Section 1350, as       N/A
                  adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

Form 8-K dated November 18, 2002, Item 5 - Other Events reporting the acquisition of certain assets of the mixer business of Skinner Engine Company.

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farrel Corporation:

Signature                        Title                            Date
---------                        -----                            ----

/s/ Rolf K. Liebergesell         Chief Executive Officer,         March 25, 2003
------------------------         President and Chairman           --------------
Rolf K. Liebergesell             of the Board


/s/ Walter C. Lazarcheck         Vice President - Chief           March 25, 2003
------------------------         Financial Officer                --------------
Walter C. Lazarcheck             (Chief Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                            Date
---------                        -----                            ----

/s/ Rolf K. Liebergesell         Chief Executive Officer,         March 25, 2003
------------------------         President and Chairman           --------------
Rolf K. Liebergesell             of the Board


/s/ Walter C. Lazarcheck         Vice President - Chief           March 25, 2003
------------------------         Financial Officer                --------------
Walter C. Lazarcheck             (Chief Accounting Officer)

/s/ Howard J. Aibel              Director                         March 25, 2003
------------------------                                          --------------
Howard J. Aibel


/s/ Charles S. Jones             Director                         March 25, 2003
------------------------                                          --------------
Charles S. Jones


/s/ James A. Purdy               Director                         March 25, 2003
------------------------                                          --------------
James A. Purdy


/s/ Glenn Angiolillo             Director                         March 25, 2003
------------------------                                          --------------
Glenn Angiolillo


/s/ Alberto Shaio                Director                         March 25, 2003
------------------------                                          --------------
Alberto Shaio

CERTIFICATION PURSUANT TO SECTION 10A OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rolf K Liebergesell, certify that:

1. I have reviewed this annual report on Form 10-K of Farrel Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Rolf K Liebergesell
----------------------------------
Rolf K Liebergesell
Chairman of the Board of Directors
and Chief Executive Officer
March 25, 2003

CERTIFICATION PURSUANT TO SECTION 10A OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Walter C Lazarcheck, certify that:

1. I have reviewed this annual report on Form 10-K of Farrel Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Walter C Lazarcheck
----------------------------
Walter C Lazarcheck
Vice President
and Chief Financial Officer
March 25, 2003

                        REPORT OF INDEPENDENT AUDITORS ON
                    CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
Farrel Corporation

We have audited the consolidated financial statements of Farrel Corporation as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 20, 2003, except for the third paragraph of Note 8, as to which the date is March 25, 2003, (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule for the years ended December 31, 2002, 2001 and 2000 listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /s/ERNST & YOUNG LLP

Stamford, Connecticut
February 20, 2003

                                                                     SCHEDULE II

                               FARREL CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

The allowances for doubtful receivables and reserves for excess and obsolete inventory items have been deducted in the balance sheets from the assets to which they apply. The warranty costs are shown as liabilities in the balance sheet.

COLUMN A                                COLUMN B                 COLUMN C               COLUMN D           COLUMN E
---------------------------------      ----------      ----------------------------   -------------     -------------
                                                                         Charged
                                       Balance at      Charged to       (credited)
                                       beginning       Costs and         to other                        Balance at
Name of Debtor                         of period       Expenses        accounts (1)   Deductions (2)    end of period
---------------------------------      ----------      ----------------------------   -------------     -------------
Year ended 12/31/00
Allowance for doubtful
  Receivables                              $185            $194              $1            ($241)            $139
Reserve for excess and obsolete
  inventory items                        $1,354            $379            ($18)           ($271)          $1,444
Accrued warranty
  Costs                                  $1,629          $1,285             $22          ($1,861)          $1,075
Year ended 12/31/01
Allowance for doubtful
  Receivables                              $139             $69              $0             ($29)            $179
Reserve for excess and obsolete
  inventory items                        $1,444            $540            ($11)            ($48)          $1,925
Accrued warranty
  Costs                                  $1,075            $949             ($9)         ($1,011)          $1,004
Year ended 12/31/02
Allowance for doubtful
  Receivables                              $179              $6              $5             ($94)             $96
Reserve for excess and obsolete
  inventory items                        $1,925            $610            $104            ($354)          $2,285
Accrued warranty
  Costs                                  $1,004            $284             $36            ($482)            $842

(1) Represents foreign currency translation adjustments charged or credited to stockholders' equity.
(2) Represents accounts receivable written off, obsolete inventory items written off, reductions in accrued warranty costs to reflect expenditures incurred.