Form 10-Q
period 2003-03-30
FARREL CORP
filed 2003-05-13
CIK 34645

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended          March 30, 2003
                               -------------------------------------------------

                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission file number    0 -19703
                      -------------------

                               Farrel Corporation
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                          22-2689245
---------------------------------                        -----------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

                   25 Main Street, Ansonia, Connecticut, 06401
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (203) 736-5500
                             ----------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
    ----       ----

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes       No  X
                                                ----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                           OUTSTANDING AT MAY 1, 2003
---------------------------------------------------------------------------

Common Stock (Voting), $.01 par value                          5,235,128
                                                               ---------

                                            Farrel Corporation

                                                   Index
                                                   -----

                                                                                            Page
                                                                                            ----
Part I.  Financial Information
         ---------------------

         Item 1. Financial Statements

                  Consolidated Balance Sheets -
                  March 30, 2003 and December 31, 2002                                       3

                  Consolidated Statements of Operations -
                  Three months ended March 30, 2003
                  and March 31, 2002                                                         4

                  Consolidated Statements of Cash Flows -
                  Three months ended March 30, 2003
                  and March 31, 2002                                                         5

                  Notes to Consolidated Financial Statements                                 6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                       10

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk                14

         Item 4 - Controls and Procedures                                                   14

Part II. Other Information                                                                  15
         -----------------

         Signatures                                                                         16

         Exhibits -

                  Exhibit 11 - Statement re computation of per share earnings

                  Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley
                                 Act of 2002

                  Exhibit 99.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley
                                 Act of 2002

                                   Part I - Financial Information
                                         FARREL CORPORATION
                                     CONSOLIDATED BALANCE SHEETS
                                  (In thousands, except share data)

                                                                          March 30,            December 31,
                                                                          ---------            ------------
                                                                            2003                   2002
                                                                            ----                   ----
ASSETS                                                                  (Unaudited)
    Current Assets:
       Cash and cash equivalents                                               $8,072                 $5,863
       Accounts receivable, net of allowance for
          doubtful accounts of  $88 and $96, respectively                       6,212                 10,848
       Inventory                                                               11,732                 10,631
       Deferred income taxes                                                      538                    538
       Other current assets                                                     1,308                  1,170
                                                                       ---------------        ---------------
              Total current assets                                             27,862                 29,050
       Property, plant and equipment - net of accumulated
          depreciation of  $17,193  and $17,034, respectively                   6,771                  7,166
       Deferred income taxes                                                    1,339                  1,339
       Other assets                                                               353                    373
                                                                       ---------------        ---------------
       Total Assets                                                           $36,325                $37,928
                                                                       ===============        ===============
LIABILITIES & STOCKHOLDERS' EQUITY
    Current Liabilities:
       Accounts payable                                                        $4,354                 $4,009
       Accrued expenses & taxes payable                                           830                  2,309
       Dividend payable                                                           261                    ---
       Advances from customers                                                  5,050                  4,102
       Accrued warranty costs                                                     794                    842
       Current portion of long - term debt                                        735                    752
                                                                       ---------------        ---------------
              Total current liabilities                                        12,024                 12,014
    Long-term debt                                                                184                    375
    Post-retirement benefit obligation                                          1,050                  1,055
    Minimum pension liability                                                  10,031                  9,961
    Commitments and contingencies                                                 ---                    ---
                                                                       ---------------        ---------------
              Total Liabilities                                                23,289                 23,405
                                                                       ---------------        ---------------
    Stockholders' Equity:
       Preferred stock, par value $100, 1,000,000
            shares authorized, no shares issued                                   ---                    ---
       Common stock, par value $.01,
            10,000,000 shares authorized,
            6,142,106 shares issued                                                61                     61
       Paid in capital                                                         19,295                 19,295
       Treasury stock, 913,645 shares at
          March 30, 2003 and December 31, 2002                                 (2,530)                (2,530)
       Retained earnings                                                        8,369                  9,879
       Accumulated other comprehensive loss                                   (12,159)               (12,182)
                                                                       ---------------        ---------------
              Total Stockholders' Equity                                       13,036                 14,523
                                                                       ---------------        ---------------
    Total Liabilities and Stockholders' Equity                                $36,325                $37,928
                                                                       ===============        ===============

                             See Accompanying Notes to Consolidated Financial Statements

                                                                                                            3

                                    FARREL CORPORATION
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In thousands, except per share data)

                                                                     Three Months Ended
                                                                     ------------------
                                                               March 30,             March 31,
                                                                 2003                  2002
                                                                 ----                  ----
                                                              (unaudited)           (unaudited)
Net sales                                                          $9,699                 $7,845

Cost of sales                                                       7,909                  5,993
                                                            --------------         --------------

Gross margin                                                        1,790                  1,852

Operating expenses:

    Selling                                                         1,158                    968

    General & administrative                                        1,972                  1,892

    Research & development                                            247                    249
                                                            --------------         --------------

Total operating expenses                                            3,377                  3,109
                                                            --------------         --------------

Operating loss                                                     (1,587)                (1,257)

Interest income                                                        15                     26

Interest expense, including amortization of
deferred credit facility costs                                        (33)                   (36)


Other income (expense), net                                           (85)                    181
                                                            --------------         --------------

Loss before income taxes                                           (1,690)                (1,086)

Benefit for income taxes                                              441                    326
                                                            --------------         --------------

Net loss                                                          $(1,249)                 $(760)
                                                            ==============         ==============

Per share data:

Basic and Diluted net loss
    per common share                                               $(0.24)                $(0.15)
                                                            ==============         ==============
Average shares outstanding:
   Basic                                                        5,228,461              5,228,461
                                                            ==============         ==============
   Diluted                                                      5,228,461              5,228,461
                                                            ==============         ==============
Dividends declared                                                  $0.05                  $0.00
                                                            ==============         ==============

                See Accompanying Notes to Consolidated Financial Statements

                                                                                                4

                                          FARREL CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)
                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                 March 30,            March 31,
                                                                                 ---------            ---------
                                                                                   2003                  2002
                                                                                   ----                  ----
                                                                               (Unaudited)           (Unaudited)
Cash flows from operating activities:
  Net loss                                                                            $(1,249)              $(760)
  Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
    Depreciation                                                                          331                 368
    Amortization                                                                           20                  30
    Decrease in accounts receivable                                                     4,579               3,618
    (Increase) in other current assets                                                   (153)               (260)
    (Increase) in inventory                                                              (805)               (710)
    Decrease in prepaid pension costs                                                     271                  67
    Increase (decrease) in accounts payable                                               401              (1,107)
    Increase in customer advances                                                         591                 596
    (Decrease) in accrued expenses & taxes                                             (1,498)               (472)
    (Decrease)  in accrued warranty costs                                                 (41)                (42)
    (Decrease) in post retirement benefit obligation                                       (5)                 (9)
    Other                                                                                  (4)                  4
                                                                              ----------------      --------------
    Total adjustments                                                                   3,687               2,083
                                                                              ----------------      --------------
    Net cash provided by operating activities                                           2,438               1,323
                                                                              ----------------      --------------
Cash flows from investing activities:
    Purchases of property, plant and equipment                                             (9)                (14)
                                                                              ----------------      --------------
    Net cash (used in) investing activities                                                (9)                (14)
                                                                              ----------------      --------------
Cash flows from financing activities:
    Repayment of long-term borrowings                                                    (186)               (167)
                                                                              ----------------      --------------
    Net cash (used in) financing activities                                              (186)               (167)
                                                                              ----------------      --------------
Effect of foreign currency exchange rate changes on cash                                  (34)                (29)
                                                                              ----------------      --------------
Net increase in cash and cash equivalents                                               2,209               1,113
    Cash and cash equivalents - Beginning of period                                     5,863               5,579
                                                                              ----------------      --------------
    Cash and cash equivalents - End of period                                          $8,072              $6,692
                                                                              ================      ==============
Income taxes paid                                                                        $786                 $27
                                                                              ================      ==============
Interest paid                                                                             $17                 $27
                                                                              ================      ==============

                             See Accompanying Notes to Consolidated Financial Statements

                                                                                                                 5

                               FARREL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in accordance with accounting principles generally accepted in the U.S., the consolidated financial position of Farrel Corporation ("Farrel" or "the Company") as of March 30, 2003, and the consolidated results of its operations and its cash flows for the three month periods ended March 30, 2003 and March 31, 2002. These results are not necessarily indicative of results to be expected for the full fiscal year. The statements should be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report and Form 10-K for the year ended December 31, 2002.

NOTE 2 - STOCK OPTIONS

     The Company accounts for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and not the fair value method as provided by Statement of Financial Accounting Standard No. 123, Accounting and Disclosure of Stock-Based Compensation. The Company's Stock Option Plan requires options to be granted at the market price of the Company's common stock on the date the options are granted, and as a result, under APB 25 no compensation expense is recognized. Pro forma information regarding net income (loss) and earnings (loss) per share is required by statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of statement No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model, one of the allowable valuation models under statement No. 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The current pro forma net loss will not necessarily be representative of pro forma net income (loss) in future years.

     The Company's pro forma information is as follows:
                                                                  Three Months Ended
                                                              March 30,         March 31,
                                                                2003               2002
                                                                ----               ----
                                                          (In thousands, except per share data)
     Net loss....................................              $(1,249)            $(760)
     Effect of stock options, net of taxes.......                   (4)               (4)
                                                                    ---               ---
     Pro forma net loss..........................              $(1,253)            $(764)
                                                               ========           =======
     Pro forma loss per share - basic & diluted..               $(0.24)            $(0.15)
                                                               ========           =======

NOTE 3 - INVENTORY
     Inventory is comprised of the following:
                                                               March 30,       December 31,
                                                                 2003              2002
                                                                 ----              ----
                                                                     (In thousands)
     Stock and raw materials.....................               $6,615            $6,733
     Work-in process.............................                5,117             3,898
                                                               -------           -------
     Total.......................................              $11,732           $10,631
                                                               =======           =======

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

     The components of other comprehensive income (loss) are as follows:

                                                                  Three Months Ended
                                                              March 30,          March 31,
                                                                2003               2002
                                                                ----               ----
                                                                     (In thousands)
     Net loss....................................             $(1,249)            $(760)
     Foreign currency translation adjustments....                (212)             (203)
                                                              --------            ------
     Other comprehensive loss....................             $(1,461)            $(963)
                                                              ========            ======

     Accumulated other comprehensive income (loss) consists of the following:

                                                              March 30,       December 31,
                                                                2003              2002
                                                                ----              ----
                                                                    (In thousands)
     Foreign currency translation adjustments....               $(679)            $(467)
     Minimum pension liability...................             (11,480)          (11,715)
                                                             ---------         ---------
     Accumulated other comprehensive loss........            $(12,159)         $(12,182)
                                                             =========         =========

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

NOTE 6 - IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued statements No. 142 (Goodwill and Other Intangible Assets) and No. 143 (Accounting for Asset Retirement Obligations). Statement No. 142 was adopted by the Company in January 2002 and statement No. 143 was adopted by the Company in January 2003. Statement No. 142 changes the accounting for other intangible assets, such that those assets whose life is determined to be indefinite are not subject to amortization. These assets and goodwill shall be tested for impairment at least annually, and the value will need to be written down if the fair value is less than the carrying value. Statement No. 143 requires that a liability must be recognized for an asset retirement obligation related to long lived tangible assets. The liability shall be recorded at fair value. The adoption of statements No. 142 and 143 did not have a significant effect on the Company's financial position or results of operations.

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

     In December 2002, the Financial Accounting Standards Board issued statement No. 148 (Accounting for Stock-Based Compensation - Transition and Disclosures). Statement No. 148 amends the accounting for stock-based compensation by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, statement No. 148 amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted statement

148 in December 2002. The Company does not anticipate changing to the fair value based method of accounting for stock-based compensation; therefore, the adoption only impacted disclosures.

NOTE 7 - FOREIGN CURRENCY CONTRACTS

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

     As of March 30, 2003, all of the Company's then existing foreign exchange forward contracts were designated as fair value hedges. As such, there were no charges to the statement of operations related to these contracts. At March 30, 2003, the net difference between the spot rate and the contract rate for the foreign exchange forwards was an unrealized loss of approximately $31,000. At March 30, 2003 the Company is committed to provide 1,211,000 EURO's in exchange for British Pound Sterling under forward contracts expiring thru November 2003.

NOTE 8 - BANK CREDIT ARRANGEMENTS

     The Company has a worldwide multi-currency credit facility, as amended, with a major U.S. bank, which includes a $10 million revolving credit facility for direct borrowings and letters of credit. The facility contains a sub-limit that caps the amount of direct borrowings the Company can make at $5 million. The facility contains limits on direct borrowings and issuances of letters of credit based upon stipulated percentages of accounts receivable and inventory. The revolving credit facility expires on June 15, 2004. Interest varies based upon prevailing market interest rates. The revolving credit facility requires payment to the bank of a fee equal to 0.375% per annum of the average daily unused principal under the facility. The Company has approximately $2.8 million of letters of credit posted under its credit facility on March 30, 2003.

     This credit facility also includes a term loan which the Company borrowed in June 2001. The term loan is repayable in monthly installments of (pound)38,888 (approximately $61,000) through June 2004. The term loan has an interest rate of LIBOR plus 2.7%. The proceeds of this term loan were used to repay an existing term loan. At March 30, 2003, there was $919,000 outstanding under the term loan.

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

NOTE 9 - WARRANTY OBLIGATIONS AND CONTINGENCIES

(a) Warranty Obligations:

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

     The change in the warranty reserve was as follows:

                                                              Three Months Ended
                                                           March 30,        March 31,
                                                             2003             2002
                                                             ----             ----
                                                                 (In thousands)
     Warranty reserve, beginning of period.......             $842          $1,004
     Charges to costs & expenses.................              133             104
     Foreign currency translation adjustment.....               (7)             (7)
     Deductions for actual expenditures..........             (174)           (145)
                                                            ------          ------
     Warranty reserve, end of period.............             $794            $956
                                                            ======          ======

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

NOTE 10 - INCOME TAXES

     The Company provides for income taxes at the statutory rates in effect in each tax jurisdiction in which income is earned or losses are generated, adjusted for permanent differences in determining income for financial reporting and income tax purposes. The effective income tax benefit rate was 26% for the three month period ended March 30, 2003, compared to 30% for the three month period ended March 31, 2002. The effective tax rate varies among periods due to the change in the proportion and amount of income and losses generated in different tax jurisdictions. In addition, $44,000 of tax benefits in the period ending March 30, 2003 related to the Company's U.K. operations have not been recognized since these tax benefits have been deemed not to meet the accounting requirements for realization as an asset.

NOTE 11 - RECLASSIFICATIONS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 30, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

     Net sales for the three month period ended March 30, 2003, were $9.7 million compared to $7.8 million for the three month period ended March 31, 2002, an increase of $1.8 million. The increase is primarily a result of higher sales in Europe. The timing of the Company's sales, particularly new machines sales, is highly dependent on when an order is received, the amount of lead time from receipt of order to delivery and specific customer requirements. The Company operates in markets that are extremely competitive with cyclical demand. Many of the Company's customers and markets operate at less than full capacity and certain remain particularly competitive and are subject to local economic events.

     Orders received for the three month period ended March 30, 2003, were $12.6 million compared to $14.1 million for the three month period ended March 31, 2002.

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

     The level of backlog considered firm by management at March 30, 2003, was $24.1 million compared to $21.3 million at December 31, 2002, and $24.3 million at March 31, 2002. Substantially all the backlog as of March 30, 2003, is scheduled to be shipped within the next 12 months. Such shipments are subject to various factors, such as customer requests for changes or manufacturing delays, which could result in shipments being delayed.

     Gross margin for the three month period ended March 30, 2003, was $1.8 million compared to $1.9 million for the three month period ended March 31, 2002, a decrease of $0.1 million. The gross margin as a percent of sales for the three month period ended March 30, 2003, was 18.4% compared to 23.6% for the three month period ended March 31, 2002. Of this decline, approximately 3 percentage points are due directly to lower margins generated on sales of new machines. The Company has a varied portfolio of products that tend to have different ranges of profit margins. As a result, sales mix can make the gross margin as a percent of sales vary between periods. In addition, competitive conditions that exist at the time a customer order is received impacts the margin earned by the Company. Other major costs resulting in the additional decline in the gross margin as a percent of sales are lower absorption of fixed overhead costs due to lower factory utilization and higher engineering costs.

     Operating expenses for the three month period ended March 30, 2003, were $3.4 million compared to $3.1 million for the three month period ended March 31, 2002, an increase of $0.3 million. This amount includes increased selling expenses of approximately $0.2 million primarily due to higher employee compensation and related expenses and trade show expenses.

     Interest income for the three month period ended March 30, 2003, was $15,000 compared to $26,000 for the three month period ended March 31, 2002.

     Interest expense for the three month period ended March 30, 2003, was $33,000 compared to $36,000 for the three months ended March 31, 2002.

     Other income (expense), net for the three month period ended March 30, 2003, was expense of $85,000 compared to income of $181,000 for the three month period ended March 31, 2002. Other income for the period ended March 31, 2002 includes approximately $167,000 received by the Company as a result of the demutualization of an insurance provider used by the Company.

     The Company provides for income taxes at the statutory rates in effect in each tax jurisdiction in which income is earned or losses are generated, adjusted for permanent differences in determining income for financial reporting and income tax purposes. The effective income tax benefit rate was 26% for the three month period ended March 30, 2003, compared to 30% for the three month period ended March 31, 2002. The effective tax rate varies among periods due to the change in the proportion and amount of income and losses generated in different tax jurisdictions. In addition, $44,000 of tax benefits in the period ending March 30, 2003 related to the Company's U.K. operations have not been recognized since these tax benefits have been deemed not to meet the accounting requirements for realization as an asset.

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

LIQUIDITY AND CAPITAL RESOURCES; CAPITAL EXPENDITURES

     Working capital and the working capital ratio at March 30, 2003 were $15.8 million and 2.3 to 1, respectively, compared to $17.0 million and 2.4 to 1 at December 31, 2002, respectively. During the three months ended March 30, 2003, the Company declared a dividend of $0.05 per share that is payable on April 25, 2003 to shareholders of record as of April 11, 2003.

     Due to the nature of the Company's business, many sales are of a large dollar amount. Consequently, the timing of recording such sales may cause the balances in accounts receivable and/or inventory to fluctuate dramatically between quarters and may result in significant fluctuations in cash provided by operations. Historically, the Company has not experienced significant problems regarding the collection of accounts receivable. The Company also generally has financed its operations with cash generated by operations, progress payments from customers and borrowings under its bank credit facilities. Management anticipates that its cash balances, operating cash flows and available credit line will be adequate to fund anticipated capital commitments and working capital requirements for at least the next twelve months. The Company made capital expenditures of $9,000 and $14,000 during the three month periods ended March 30, 2003 and March 31, 2002, respectively.

     The Company has a worldwide multi-currency credit facility, as amended, with a major U.S. bank, which includes a $10 million revolving credit facility for direct borrowings and letters of credit. The facility contains a sub-limit that caps the amount of direct borrowings the Company can make at $5 million. The facility contains limits on direct borrowings and issuances of letters of credit based upon stipulated percentages of accounts receivable and inventory. The revolving credit facility expires on June 15, 2004. Interest varies based upon prevailing market interest rates. The revolving credit facility requires payment to the bank of a fee equal to 0.375% per annum of the average daily unused principal under the facility. The Company has approximately $2.8 million of letters of credit posted under its credit facility on March 30, 2003.

     This credit facility also includes a term loan which the Company borrowed in June 2001. The term loan is repayable in monthly installments of (pound)38,888 (approximately $61,000) through June 2004. The term loan has an interest rate of LIBOR plus 2.7%. The proceeds of this term loan were used to repay an existing term loan. At March 30, 2003, there was $919,000 outstanding under the term loan.

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

     In fiscal 2000, new minimum funding guidelines for pension plans became effective in the U.K. which are significantly different than the prior guidelines. Based upon the new guidelines the Company is required to make significant cash contributions to the Company's U.K. pension plan. Prior to 2000, the Company was not required to make substantial contributions to the U.K. pension plans. In fiscal 2002, 2001 and 2000, the Company contributed approximately $723,000, $799,000 and $946,000 respectively to the U.K. pension plan.

     For the years ended December 31, 2002, 2001 and 2000, the assets of the plan generated a negative return (lost value) of $2.2 million, $2.4 million and $0.6 million, respectively. The majority of 2002 loss was incurred in June 2002 as a result of the decline in the stock market. As described in the Financial Position section that follows, these losses have contributed to a substantial reduction in the Company's stockholders' equity. At March 30, 2003, total assets in the plan were approximately $21 million, which significantly exceed the historical benefits paid for the past few years. The trustees of the plan moved the plan assets out of equities in July 2002 and are reviewing the long-term investment strategy of the plan. As of March 30, 2003, the assets of the plan consisted of corporate and government bonds and cash. In addition, in January 2002, the U.K. subsidiary officially informed the plan trustees that effective the end of the first quarter of 2002, the U.K. employees would no longer accrue additional benefits under this pension plan for future service. Beginning in 2002, the U.K. subsidiary, as required under U.K. law, offered a defined contribution plan to its employees.

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

FINANCIAL POSITION

     The Accumulated Other Comprehensive Loss section of stockholders' equity reflects a cumulative charge of $11.5 million related to the Company's pension plans. This cumulative charge was required in order to reflect a minimum pension liability on the balance sheet for the pension plans. Of this amount, $10.5 million relates to the Company's U.K. pension plan. The U.K. plan experienced a significant decline in the value of its assets during 2002 and 2001. In addition, in December 2002, revised mortality tables were used in the determination of the pension liability for accounting in order to reflect updated mortality data. The change in the mortality tables along with the declines in the value of the pension assets, were the primary reasons for the cumulative charge to stockholders' equity for the U.K. plan.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued statements No. 142 (Goodwill and Other Intangible Assets) and No. 143 (Accounting for Asset Retirement Obligations). Statement No. 142 was adopted by the Company in January 2002 and statement No. 143 was adopted by the Company in January 2003. Statement No. 142 changes the accounting for other intangible assets, such that those assets whose life is determined to be indefinite are not subject to amortization. These assets and goodwill shall be tested for impairment at least annually, and the value will need to be written down if the fair value is less than the carrying value. Statement No. 143 requires that a liability must be recognized for an asset retirement obligation related to long lived tangible assets. The liability shall be recorded at fair value. The adoption of statements No. 142 and 143 did not have a significant effect on the Company's financial position or results of operations.

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

     In December 2002, the Financial Accounting Standards Board issued statement No. 148 (Accounting for Stock-Based Compensation - Transition and Disclosures). Statement No. 148 amends the accounting for stock-based compensation by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, statement No. 148 amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted statement No. 148 in December 2002. The Company does not anticipate changing to the fair value based method of accounting for stock-based compensation; therefore, the adoption only impacted disclosures.

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

PART 1 - ITEM 4 - CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 30, 2003. There have been no changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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


                               FARREL CORPORATION
                               ------------------
                               REGISTRANT



DATE:          5/13/03              /s/ Rolf K. Liebergesell
     --------------------------     --------------------------------------------
                                    ROLF K. LIEBERGESELL
                                    CHIEF EXECUTIVE OFFICER,
                                    PRESIDENT AND CHAIRMAN OF THE BOARD



DATE:          5/13/03              /s/ Walter C. Lazarcheck
     --------------------------     --------------------------------------------
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


/s/ Rolf K Liebergesell
--------------------------------------
Rolf K Liebergesell
Chairman of the Board of Directors
and Chief Executive Officer
May 13, 2003

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


/s/ Walter C Lazarcheck
-------------------------------
Walter C Lazarcheck
Vice President
and Chief Financial Officer
May 13, 2003