Form 10-Q
period 2003-06-29
FARREL CORP
filed 2003-08-11
CIK 34645

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended   June 29, 2003
                               ------------------------------------------------

                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                                to
                              --------------------------------  ---------------
Commission file number 0-19703
                      -------------------

                               Farrel Corporation
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                              22-2689245
---------------------------------                            ------------------

(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                   25 Main Street, Ansonia, Connecticut, 06401
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (203)736-5500
                              -------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   ------   -------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No X
                                               ------  ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                           OUTSTANDING AT AUGUST 1, 2003
-------------------------------------------------------------------------------
Common Stock (Voting), $.01 par value                                 5,235,128
                                                                      ---------

                                          FARREL CORPORATION


                                                 INDEX

                                                                                           PAGE

Part I.  FINANCIAL INFORMATION
         Item 1. Financial Statements

                  Consolidated Balance Sheets -
                  June 29, 2003 and December 31, 2002                                         3

                  Consolidated Statements of Operations -
                  Three and six months ended June 29, 2003
                  and June 30, 2002                                                           4

                  Consolidated Statements of Cash Flows -
                  Six months ended June 29, 2003
                  and June 30, 2002                                                           5

                  Notes to Consolidated Financial Statements                                  6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                        11

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk                 17

         Item 4 - Controls and Procedures                                                    17

Part II. OTHER INFORMATION                                                                   18

          Signatures                                                                         19

          Exhibits -

          Exhibit 11 - Statement re computation of per share earnings

          Exhibit 31.1 Certification pursuant to section 10A of the Securities and Exchange Act of 1934, as adopted pursuant to section
                       302 of the Sarbanes-Oxley Act of 2002.                                Attached

          Exhibit 31.2 Certification pursuant to section 10A of the Securities and Exchange Act of 1934, as adopted pursuant to section
                       302 of the Sarbanes-Oxley Act of 2002.                                Attached

          Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act
                       of 2002                                                               Attached

          Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act
                       of 2002                                                               Attached



                                        Part I - Financial Information
                                              FARREL CORPORATION
                                         CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except share data)


                                                                       June 29,             December 31,
                                                                         2003                   2002
                                                                         ----                   ----
ASSETS                                                                 (Unaudited)
    Current Assets:
          Cash and cash equivalents                                         $6,403               $5,863
          Accounts receivable, net of allowance for
             doubtful accounts of  $88 and $96, respectively                 8,285               10,848
          Inventory                                                         11,449               10,631
          Deferred income taxes                                                538                  538
          Other current assets                                               1,131                1,170
                                                                    ---------------      ---------------
                        Total current assets                                27,806               29,050
          Property, plant and equipment - net of accumulated
             depreciation of  $17,896 and $17,034, respectively              6,646                7,166
          Deferred income taxes                                              1,357                1,339
          Other assets                                                         431                  373
                                                                    ---------------      ---------------
    Total Assets                                                           $36,240              $37,928
                                                                    ===============      ===============
LIABILITIES & STOCKHOLDERS' EQUITY
    Current Liabilities:
          Accounts payable                                                  $4,510               $4,009
          Accrued expenses & taxes payable                                   1,242                2,309
          Advances from customers                                            4,070                4,102
          Accrued warranty costs                                               879                  842
          Current portion of long - term debt                                  770                  752
                                                                    ---------------      ---------------
                         Total current liabilities                          11,471               12,014
    Long-term debt                                                             ---                  375
    Post-retirement benefit obligation                                       1,048                1,055
    Minimum pension liability                                               10,602                9,961
    Commitments and contingencies                                              ---                  ---
                                                                    ---------------      ---------------
                         Total Liabilities                                  23,121               23,405
                                                                    ---------------      ---------------
    Stockholders' Equity:
          Preferred stock, par value $100, 1,000,000
               shares authorized, no shares issued                             ---                  ---
          Common stock, par value $.01,
               10,000,000 shares authorized,
               6,142,106 shares issued                                          61                   61
          Paid in capital                                                   19,295               19,295
          Treasury stock, 906,978 and 913,645 shares, respectively         (2,490)              (2,530)
          Retained earnings                                                  8,474                9,879
          Accumulated other comprehensive loss                            (12,221)             (12,182)
                                                                    ---------------      ---------------
                         Total Stockholders' Equity                         13,119               14,523
                                                                    ---------------      ---------------
    Total Liabilities and Stockholders' Equity                             $36,240              $37,928
                                                                    ===============      ===============

                         See Accompanying Notes to Consolidated Financial Statements

                                                                                                       3


                                                   FARREL CORPORATION
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (In thousands, except per share and share data)

                                                 Three Months Ended                           Six Months Ended
                                                 ------------------                           ----------------
                                            June 29,             June 30,               June 29,            June 30,
                                             2003                 2002                   2003                2002
                                             ----                 ----                   ----                ----
                                                     (Unaudited)                                (Unaudited)
Net sales                                       $14,182                $9,175            $23,881              $17,020

Cost of sales                                    10,555                 6,957             18,464               12,950
                                          --------------     -----------------    ---------------     ----------------

Gross margin                                      3,627                 2,218              5,417                4,070

Operating expenses:

    Selling                                       1,243                 1,000              2,401                1,968

    General and administrative                    1,916                 1,669              3,888                3,561

    Research and development                        256                   281                503                  530
                                          --------------     -----------------    ---------------     ----------------

Total operating expenses                          3,415                 2,950              6,792                6,059
                                          --------------     -----------------    ---------------     ----------------

Operating income (loss)                             212                 (732)            (1,375)              (1,989)

Interest income                                      16                    30                 31                   56

Interest expense, including                        (30)                  (49)               (63)                 (85)
amortization of deferred credit
facility costs

Other income (expense), net                         217                    36                132                  217
                                          --------------     -----------------    ---------------     ----------------

Income (loss) before income taxes                   415                 (715)            (1,275)              (1,801)

Provision (benefit) for income taxes                275                 (248)              (166)                (574)
                                          --------------     -----------------    ---------------     ----------------

Net income (loss)                                  $140                $(467)           $(1,109)             $(1,227)
                                          ==============     =================    ===============     ================

Per share data:

Basic and Diluted earnings (loss) per
  common share                                    $0.03               $(0.09)            $(0.21)              $(0.23)
                                          ==============     =================    ===============     ================
Average shares outstanding:
  Basic                                       5,232,930             5,228,461          5,230,708            5,228,461
                                          ==============     =================    ===============     ================
  Diluted                                     5,258,946             5,228,461          5,230,708            5,228,461
                                          ==============     =================    ===============     ================
  Dividends per share                             $0.05                 $0.04              $0.05                $0.04
                                          ==============     =================    ===============     ================

                              See Accompanying Notes to Consolidated Financial Statements
                                                                                                                     4



                                                FARREL CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                                                           SIX MONTHS ENDED
                                                                                   June 29,                 June 30,
                                                                                    2003                      2002
                                                                                 (Unaudited)               (Unaudited)
Cash flows from operating activities:
  Net loss                                                                               $(1,109)               $(1,227)
  Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
    Depreciation                                                                              661                    736
    Amortization                                                                               53                     59
    (Gain) on sale of property, plant and equipment                                         (167)                    ---
    Decrease in accounts receivable                                                         2,642                  3,420
    Decrease in other current assets                                                           57                     16
    (Increase) in inventory                                                                 (418)                (2,499)
    Decrease in prepaid pension costs                                                         413                    104
    Increase (decrease) in accounts payable                                                   430                  (592)
    (Decrease) increase in customer advances                                                (487)                  3,511
    (Decrease) in accrued expenses & taxes                                                (1,070)                  (694)
    Increase (decrease)  in accrued warranty costs                                             30                   (78)
    (Decrease) in post retirement benefit obligation                                          (7)                   (12)
    Other                                                                                      18                      4
                                                                              -------------------      -----------------
    Total adjustments                                                                       2,155                  3,975
                                                                              -------------------      -----------------
    Net cash provided by operating activities                                               1,046                 2,748
                                                                              -------------------      -----------------
Cash flows from investing activities:
    Proceeds from the sale of property, plant and equipment                                   172                    ---
    Purchases of property, plant and equipment                                               (55)                   (61)
                                                                              -------------------      -----------------
    Net cash provided by (used in) investing activities                                       117                   (61)
                                                                              -------------------      -----------------
Cash flows from financing activities:
    Sale of common stock via stock option exercise                                              5                    ---
    Dividends paid                                                                          (261)                  (209)
    Repayment of long-term borrowings                                                       (374)                  (280)
                                                                              -------------------      -----------------
    Net cash (used in) financing activities                                                 (630)                  (489)
                                                                              -------------------      -----------------
Effect of foreign currency exchange rate changes on cash                                        7                   (36)
                                                                              -------------------      -----------------
Net increase in cash and cash equivalents                                                     540                  2,162
    Cash and cash equivalents - Beginning of period                                         5,863                  5,579
                                                                              -------------------      -----------------
    Cash and cash equivalents - End of period                                              $6,403                 $7,741
                                                                              ===================      =================
Income taxes paid                                                                             $13                    $40
                                                                              ===================      =================
Interest paid                                                                                 $14                    $53
                                                                              ===================      =================
                               See Accompanying Notes to Consolidated Financial Statements
                                                                                                                       5


                               FARREL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in accordance with accounting principles generally accepted in the U.S., the consolidated financial position of Farrel Corporation ("Farrel" or "the Company") as of June 29, 2003, and the consolidated results of its operations and its cash flows for the three and/or six month periods ended June 29, 2003 and June 30, 2002. These results are not necessarily indicative of results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report and Form 10-K for the year ended December 31, 2002.

NOTE 2 - STOCK OPTIONS

     The Company accounts for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and not the fair value method as provided by Statement of Financial Accounting Standard No. 123 ("Statement No. 123"), Accounting and Disclosure of Stock-Based Compensation. The Company's Stock Option Plan requires options to be granted at the market price of the Company's common stock on the date the options are granted, and as a result, under APB 25 no compensation expense is recognized. Pro forma information regarding net income (loss) and earnings (loss) per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model, one of the allowable valuation models under Statement No. 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The current pro forma net loss will not necessarily be representative of pro forma net income (loss) in future years.

         The Company's pro forma information is as follows:

                                                        Three Months Ended             Six Months Ended
                                                       June 29,       June 30,       June 29,     June 30,
                                                        2003           2002           2003         2002
                                                        ----           ----           ----         ----
                                                               (In thousands, except per share data)

   Net income (loss)                                    $140         $(467)        $(1,109)     $(1,227)
   Effect of stock options, net of taxes                 (4)            (4)             (8)          (7)
                                                          --            ---             ---          ---
   Pro forma net income (loss)                         $ 136         $(471)        $(1,117)     $(1,234)
                                                       =====        =======        ========     ========
   Pro forma income (loss) per share -
        basic and diluted                              $0.03        $(0.09)         $(0.21)      $(0.24)
                                                       =====        =======         =======      =======


NOTE 3 - INVENTORY

         Inventory is comprised of the following:

                                                        June 29,        December 31,
                                                          2003               2002
                                                          ----               ----
                                                              (In thousands)
         Stock and raw materials.....................    $5,891            $6,733
         Work-in process.............................     5,558             3,898
                                                          -----             -----
         Total.......................................   $11,449           $10,631
                                                        =======           =======

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) are as follows:

                                                        Three Months Ended             Six Months Ended
                                                       June 29,       June 30,       June 29,     June 30,
                                                        2003           2002            2003         2002
                                                        ----           ----            ----         ----
                                                                          (In thousands)

         Net income (loss)                              $140         $(467)         $(1,109)     $(1,227)
         Foreign currency translation adjustments        436            633              224         430
                                                         ---            ---              ---     -------
         Other comprehensive income (loss)              $576           $166           $(885)      $(797)
                                                        ====           ====           ======      ======


         Accumulated other comprehensive income (loss) consists of the following:

                                                                           June 29,       December 31,
                                                                            2003               2002
                                                                            ----               ----
                                                                                (In thousands)
         Foreign currency translation adjustments....                       $(243)            $(467)
         Minimum pension liability...................                     (11,978)          (11,715)
                                                                          --------          --------
         Accumulated other comprehensive loss........                    $(12,221)         $(12,182)
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

     As of June 29, 2003, all of the Company's then existing foreign exchange forward contracts were designated as fair value hedges. As such, there were no charges to the statement of operations related to these contracts. At June 29, 2003, the net difference between the spot rate and the contract rate for the foreign exchange forwards was an unrealized loss of approximately $21,000. At June 29, 2003 the Company is committed to provide 933,000 EURO's in exchange for British Pound Sterling under forward contracts expiring thru March 2004.

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

     This credit facility also includes a term loan which the Company borrowed in June 2001. The term loan is repayable in monthly principle installments of (pound)38,888 (approximately $64,000) through June 2004. The term loan has an interest rate of LIBOR plus 2.7% (3.8% at June 29, 2003). The proceeds of this term loan were used to repay an existing term loan. At June 29, 2003, there was $770,000 outstanding under the term loan.

     The credit facility contains certain restrictions on investments, borrowings and sale of assets. Dividend declarations or payments are allowed under this credit facility as long as there exists under the credit facility no Event of Default (as defined in the credit facility) or no condition which upon given notice or lapse of time or both, would become an Event of Default. The credit facility, as amended on March 25, 2003, contains covenants specifying minimum and/or maximum thresholds for operating results, selected financial ratios and backlog. The backlog covenant requires that end of month backlog will not be less than $20 million for more than two consecutive months. The Company did not achieve the backlog covenant as of the end of January and February 2002; however, the bank waived the non-compliance. The Company's ability to meet the credit facility's covenants in the future may be affected by events beyond its control, including prevailing economic, financial and market conditions and there can be no assurance that the Company will achieve the required thresholds in the future.

     In addition to the term loan outstanding under the credit facility, the facility is primarily utilized for the issuance of letters of credit. The letters of credit are issued primarily in connection with bids on foreign orders and to back up the Company's obligations under certain foreign orders for which it receives customer progress payments. The Company has approximately $2.7 million of letters of credit posted under its credit facility on June 29, 2003.

     The current credit facility expires on June 15, 2004. Management anticipates that it will be able to obtain an extension of the existing facility or an adequate replacement credit facility upon the expiration of the current bank credit facility; however, there is no assurance that an extension or adequate replacement facility will be obtained. Assuming the Company, upon the current facility's expiration, is able to obtain a new credit facility which provides letter of credit and borrowing availability comparable to the current facility, management anticipates that the Company's cash balances, operating cash flows and such new credit facility would be adequate to fund anticipated capital commitments and working capital requirements for at least the next twelve months.

     Should the Company not be able to extend its current facility upon its expiration, the Company would be required on June 15, 2004, to repay any borrowings then outstanding and to replace or secure with cash any then outstanding letters of credit. As of June 29, 2003, the Company had $6.4 million of cash, a term loan of $770,000 and issuances of letters of credit of $2.7 million. Due to many factors, including prevailing economic, financial and market conditions, the Company cannot predict with certainty that it would have adequate liquidity without a credit facility. Thus, without a credit facility the possibility exists that the Company could have a shortage of working capital which could be material and could have a material adverse effect on the Company's ability to continue as a going concern.

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

         The change in the warranty reserve was as follows:

                                                           Three Months Ended          Six Months Ended
                                                            June 29,   June 30,       June 29,  June 30,
                                                              2003      2002            2003      2002
                                                              ----      ----            ----      ----
                                                                           (In thousands)
         Warranty reserve, beginning of period.......         $794       $956           $842    $1,004
         Charges to costs & expenses.................          213        123            346       227
         Foreign currency translation adjustment.....           16         23              9        16
         Deductions for actual expenditures..........        (144)      (159)          (318)     (304)
                                                             -----      -----          -----     -----
         Warranty reserve, end of period.............         $879       $943           $879      $943
                                                             =====      =====          =====     =====

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

NOTE 10 - INCOME TAXES

     The Company provides for income taxes at the statutory rates in effect in each tax jurisdiction in which income is earned or losses are generated, adjusted for permanent differences in determining income for financial reporting and income tax purposes. The effective income tax rate was 66% for the three month period ended June 29, 2003, compared to an effective income tax benefit rate of 35% for the three month period ended June 30, 2002. The effective income tax benefit rate was 13% for the six month period ended June 29, 2003, compared to 32% for the six month period ended June 30, 2002. The effective tax rate varies among periods due to the change in the proportion and amount of income and losses generated in different tax jurisdictions. In addition, $233,000 of deferred tax benefits (of which $117,000 relates to the quarter ended June 29, 2003) in the six month period ended June 29, 2003 related to the Company's U.K. operations have not been recognized since these deferred tax benefits have been deemed not to meet the accounting requirements for realization as an asset.


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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 29, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

     Net sales for the six month period ended June 29, 2003, were $23.9 million compared to $17.0 million for the six month period ended June 30, 2002, an increase of $6.9 million. The increase is primarily a result of higher sales of new machines. The timing of the Company's sales, particularly new machines sales, is highly dependent on when an order is received, the amount of lead time from receipt of order to delivery and specific customer requirements. The Company operates in markets that are extremely competitive with cyclical demand. Many of the Company's customers and markets operate at less than full capacity and certain remain particularly competitive and are subject to local economic events.

     Orders received for the six month period ended June 29, 2003, were $25.6 million compared to $29.4 million for the six month period ended June 30, 2002.

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

     The level of backlog considered firm by management at June 29, 2003, was $23.4 million compared to $21.3 million at December 31, 2002, and $31.3 million at June 30, 2002. Backlog at June 29, 2003 is 25% less than backlog at June 30, 2002. Substantially all the backlog as of June 29, 2003, is scheduled to be shipped within the next 12 months. Such shipments are subject to various factors, such as customer requests for changes or manufacturing delays, which could result in shipments being delayed.

     Gross margin for the six month period ended June 29, 2003, was $5.4 million compared to $4.1 million for the six month period ended June 30, 2002, an increase of $1.3 million. The increase in gross margin is a result of higher sales. The gross margin as a percent of sales for the six month period ended June 29, 2003, was 22.7% compared to 23.9% for the six month period ended June 30, 2002. This decline is due lower margins generated on sales of new machines offset somewhat by increased margins on repair and spare part sales. The Company has a varied portfolio of products that tend to have different ranges of profit margins. As a result, sales mix can make the gross margin as a percent of sales vary between periods. In addition, competitive conditions that exist at the time a customer order is received impacts the margin earned by the Company.

     Operating expenses for the six month period ended June 29, 2003, were $6.8 million compared to $6.1 million for the six month period ended June 30, 2002, an increase of $0.7 million. This amount includes increased (i) selling expenses of approximately $0.4 million primarily due to higher employee compensation and related expenses and trade show expenses, and (ii) administrative expenses of $0.3 million primarily due to higher pension costs.

     Interest income for the six month period ended June 29, 2003, was $31,000 compared to $56,000 for the six month period ended June 30, 2002.

     Interest expense for the six month period ended June 29, 2003, was $63,000 compared to $85,000 for the six months ended June 30, 2002.

     Other income (expense), net for the six month period ended June 30, 2003, was income of $132,000 compared to income of $217,000 for the six month period ended June 30, 2002. Other income for the period ended June 29, 2003 includes a gain on the sale of property of $167,000. Other income for the period ended June 30, 2002 includes approximately $167,000 received by the Company as a result of the demutualization of an insurance provider used by the Company.

     The Company provides for income taxes at the statutory rates in effect in each tax jurisdiction in which income is earned or losses are generated, adjusted for permanent differences in determining income for financial reporting and income tax purposes. The effective income tax benefit rate was 13% for the six month period ended June 29, 2003, compared to 32% for the six month period ended June 30, 2002. The effective tax rate varies among periods due to the change in the proportion and amount of income and losses generated in different tax jurisdictions. In addition, $233,000 of deferred tax benefits in the six month period ended June 29, 2003 related to the Company's U.K. operations have not been recognized since these deferred tax benefits have been deemed not to meet the accounting requirements for realization as an asset.

                        THREE MONTHS ENDED JUNE 29, 2003
                COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

     Net sales for the three months ended June 29, 2003, were $14.2 million compared to $9.2 million for the three month period ended June 30, 2002, an increase of $5.0 million. The increase is primarily a result of higher sales of new machines.

     Orders received for the three month period ended June 29, 2003, were $13.0 million compared to $15.2 million for the three month period ended June 30, 2002.

     The Company's sales, orders and backlog levels varied when comparing the two quarters due to market conditions and the nature of the industry in which the Company operates as more fully discussed in the results of operations for the six month period on page 11.

     Gross margin for the three month period ended June 29, 2003, was $3.6 million compared to $2.2 million for the three month period ended June 30, 2002, an increase of $1.4 million. The increase in gross margin is a result of higher sales. The gross margin as a percent of sales for the three month period ended June 29, 2003, was 25.6% compared to 24.2% for the three month period ended June 30, 2002. The increase in the gross margin as a percent of sales is primarily due to higher margins generated on sales of new machines. The Company has a varied portfolio of products that tend to have different ranges of profit margins. As a result, sales mix can make the gross margin as a percent of sales vary between periods. In addition, competitive conditions that exist at the time a customer order is received impacts the margin earned by the Company.

     Operating expenses for the three month period ended June 29, 2003, were $3.4 million compared to $3.0 million for the three month period ended June 30, 2002, an increase of $0.4. This amount includes increased (i) selling expenses of approximately $0.2 million primarily due to higher employee compensation and related expenses and trade show expenses, and (ii) administrative expenses of $0.2 million primarily due to higher pension costs.

     Interest income for the three month period ended June 29, 2003, was $16,000 compared to $30,000 for the three month period ended June 30, 2002, a decrease of $14,000.

     Interest expense for the three month periods ended June 29, 2003, was $30,000 compared to $49,000 for the three month period ended June 30, 2002, a decrease of $19,000.

     Other income, net for the three month period ended June 29, 2003, was $217,000 compared to other income of $36,000 for the three month period ended June 30, 2002. Other income for the period ended June 29, 2003 includes a gain on the sale of property of $167,000.

     The Company provides for income taxes at the statutory rates in effect in each tax jurisdiction in which income is earned or losses are generated, adjusted for permanent differences in determining income for financial reporting and income tax purposes. The effective income tax rate was 66% for the three month period ended June 29, 2003, compared to an effective income tax benefit rate of 35% for the three month period ended June 30, 2002. The effective tax rate varies among periods due to the change in the proportion and amount of income and losses generated in different tax jurisdictions. In addition, $117,000 of deferred tax benefits in the three month period ended June 29, 2003 related to the Company's U.K. operations have not been recognized since these deferred tax benefits have been deemed not to meet the accounting requirements for realization as an asset.

MATERIAL CONTINGENCIES

     Pursuant to a settlement agreement entered into in 1995 between the Company and Black & Decker Corporation ("Black & Decker"), Black & Decker agreed to assume full responsibility for the investigation and remediation of any pre-May 12, 1986 environmental contamination at the Company's Ansonia and former Derby, Connecticut facilities, as required by the Connecticut Department of Environmental Protection ("DEP"). Black & Decker has conducted a preliminary environmental assessment of the facilities, has undertaken certain remedial actions and has proposed certain additional remedial actions. On the basis of the preliminary data now available there is no reason to believe that any activities which might be required as a result of the findings of the assessment will have a material effect upon the capital expenditures, results of operations, financial position or the competitive position of the Company.

LIQUIDITY AND CAPITAL RESOURCES; CAPITAL EXPENDITURES

     Working capital and the working capital ratio at June 29, 2003 were $16.3 million and 2.4 to 1, respectively, compared to $17.0 million and 2.4 to 1 at December 31, 2002, respectively. During the six months ended June 29, 2003, the Company declared a dividend of $0.05 per share that was paid on April 25, 2003 to shareholders of record as of April 11, 2003.

     Due to the nature of the Company's business, many sales are of a large dollar amount. Consequently, the timing of recording such sales may cause the balances in accounts receivable and/or inventory to fluctuate dramatically between quarters and may result in significant fluctuations in cash provided by operations. Historically, the Company has not experienced significant problems regarding the collection of accounts receivable. The Company also generally has financed its operations with cash generated by operations, progress payments from customers and borrowings under its bank credit facilities. The Company made capital expenditures of $55,000 and $61,000 during the six month periods ended June 29, 2003 and June 30, 2002, respectively.

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

     This credit facility also includes a term loan which the Company borrowed in June 2001. The term loan is repayable in monthly principle installments of (pound)38,888 (approximately $64,000) through June 2004. The term loan has an interest rate of LIBOR plus 2.7% (3.8% at June 29, 2003). The proceeds of this term loan were used to repay an existing term loan. At June 29, 2003, there was $770,000 outstanding under the term loan.

     The credit facility contains certain restrictions on investments, borrowings and sale of assets. Dividend declarations or payments are allowed under this credit facility as long as there exists under the credit facility no Event of Default (as defined in the credit facility) or no condition which upon given notice or lapse of time or both, would become an Event of Default. The credit facility, as amended on March 25, 2003, contains covenants specifying minimum and/or maximum thresholds for operating results, selected financial ratios and backlog. The backlog covenant requires that end of month backlog will not be less than $20 million for more than two consecutive months. The Company did not achieve the backlog covenant as of the end of January and February 2002; however, the bank waived the non-compliance. The Company's ability to meet the credit facility's covenants in the future may be affected by events beyond its control, including prevailing economic, financial and market conditions and there can be no assurance that the Company will achieve the required thresholds in the future.

     In addition to the term loan outstanding under the credit facility, the facility is primarily utilized for the issuance of letters of credit. The letters of credit are issued primarily in connection with bids on foreign orders and to back up the Company's obligations under certain foreign orders for which it receives customer progress payments. The Company has approximately $2.7 million of letters of credit posted under its credit facility on June 29, 2003.

     The current credit facility expires on June 15, 2004. Management anticipates that it will be able to obtain an extension of the existing facility or an adequate replacement credit facility upon the expiration of the current bank credit facility; however, there is no assurance that an extension or adequate replacement facility will be obtained. Assuming the Company, upon the current facilities expiration, is able to obtain a new credit facility which provides letter of credit and borrowing availability comparable to the current facility, management anticipates that the Company's cash balances, operating cash flows and such new credit facility would be adequate to fund anticipated capital commitments and working capital requirements for at least the next twelve months.

     Should the Company not be able to extend its current facility upon its expiration, the Company would be required on June 15, 2004, to repay any borrowings then outstanding and to replace or secure with cash any then outstanding letters of credit. As of June 29, 2003, the Company had $6.4 million of cash, a term loan of $770,000 and issuances of letters of credit of $2.7 million. Due to many factors, including prevailing economic, financial and market conditions, the Company cannot predict with certainty that it would have adequate liquidity without a credit facility. Thus, without a credit facility the possibility exists that the Company could have a shortage of working capital, which could be material and could have a material adverse effect on the Company's ability to continue as a going concern.

     In fiscal 2000, new minimum funding guidelines for pension plans became effective in the U.K. which are significantly different than the prior guidelines. Based upon the new guidelines the Company is required to make significant cash contributions to the Company's U.K. pension plan. Prior to 2000, the Company was not required to make substantial contributions to the U.K. pension plans. In fiscal 2002, 2001 and 2000, the Company contributed approximately $723,000, $799,000 and $946,000, respectively, to the U.K. pension plan.

     For the years ended December 31, 2002, 2001 and 2000, the assets of the plan generated a negative return (lost value) of $2.2 million, $2.4 million and $0.6 million, respectively. The majority of

2002 loss was incurred in June 2002 as a result of the decline in the stock market. As described in the Financial Position section that follows, these losses have contributed to a substantial reduction in the Company's stockholders' equity. At June 29, 2003, total assets in the plan were approximately $22 million, which significantly exceed the historical benefits paid for the past few years. The trustees of the plan moved the plan assets out of equities in July 2002. After reviewing the long-term investment strategy of the plan, the trustees began investing a portion of the assets in equities in May 2003. As of June 29, 2003, the assets of the plan consisted of corporate and government bonds, equities and cash. In addition, in January 2002, the U.K. subsidiary officially informed the plan trustees that effective the end of the first quarter of 2002, the U.K. employees would no longer accrue additional benefits under this pension plan for future service. Beginning in 2002, the U.K. subsidiary, as required under U.K. law, offered a defined contribution plan to its employees.

     In July 2002, the Company, the plan trustees and the plan's actuary began discussing the appropriate means of ensuring the long term funding of the plan, including among other things an assessment of the U.K. subsidiary's business prospects and cash position, the securitization of the U.K. subsidiary's assets, a parent company guarantee, increasing contributions to the plan, or other assurances, in order to avoid a determination by the actuary that the trustees should wind up the plan. Under the rules of the plan, the trustees are to wind up the plan if they receive actuarial advice that the actual and expected Company contributions are so low as to prejudice seriously the long-term financial position of the plan. On a wind up basis the amount of underfunding of the plan is computed differently than, and would be substantially greater than, the amount reflected in the financial statements. Additionally, on a wind up basis, the underfunding must be paid down within a short time period. In February 2003, the Company, the plan trustees and the plan's actuary agreed upon an increased contribution schedule which provides for the Company to contribute (pound)50,600 (approximately $83,000) a month to the plan plus the costs of administering the plan, which are estimated to be $100,000 annually. The contribution schedule was based on an April 2002 actuarial computation and must be reviewed for adequacy by the actuary at least annually or, if deemed necessary by the actuary, on a more periodic basis.

FINANCIAL POSITION

     The Accumulated Other Comprehensive Loss section of stockholders' equity reflects a cumulative charge of $12 million related to the Company's pension plans. This cumulative charge was required in order to reflect a minimum pension liability on the balance sheet for the pension plans. Of this amount, $11 million relates to the Company's U.K. pension plan. The U.K. plan experienced a significant decline in the value of its assets during 2002 and 2001. In addition, in December 2002, revised mortality tables were used in the determination of the pension liability for accounting in order to reflect updated mortality data. The change in the mortality tables along with the declines in the value of the pension assets, were the primary reasons for the cumulative charge to stockholders' equity for the U.K. plan.

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

PART 1 - ITEM 4 - CONTROLS AND PROCEDURES

     The Company's management, with the participation of the CEO and CFO, have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 29, 2003. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 29, 2003. Additionally during the past quarter, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or would be reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                  None

ITEM 2 - CHANGES IN SECURITIES                                               N/A

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                     N/A

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 N/A

     a)   Election of Directors:

          Glenn J Angiolillo: votes for 4,955,332, votes withheld 195,756 Charles S Jones: votes for 4,862,663, votes withheld 288,425 Alberto Shaio: votes for 4,951,467, votes withheld 199,621

     b) Ratification of the selection of Ernst & Young LLP as independent accountants for the Company for the fiscal year ending December 31, 2003:

          votes for 5,101,171, votes against 41,885, votes abstained 8,032

ITEM 5 - OTHER INFORMATION                                                   N/A

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits:


          Exhibit 11 (Regulation S-K) Computation of Earnings Per Share.                     Attached

          Exhibit 31.1 Certification pursuant to section 10A of the Securities and Exchange Act of 1934, as adopted pursuant to section
                       302 of the Sarbanes-Oxley Act of 2002.                                Attached

          Exhibit 31.2 Certification pursuant to section 10A of the Securities and Exchange Act of 1934, as adopted pursuant to section
                       302 of the Sarbanes-Oxley Act of 2002.                                Attached

          Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act
                       of 2002                                                               Attached

          Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act
                       of 2002                                                               Attached


     b)   Reports on Form 8-K:

          No Reports on Form 8-K were filed by the registrant during the periods covered by this report.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                               FARREL CORPORATION
                               ------------------
                               REGISTRANT




DATE:          8/11/03                /s/Rolf K. Liebergesell
     ------------------------         ------------------------------------------
                                      ROLF K. LIEBERGESELL
                                      CHIEF EXECUTIVE OFFICER,
                                      PRESIDENT AND CHAIRMAN OF THE BOARD




DATE:          8/11/03                /s/Walter C. Lazarcheck
     -----------------------          ------------------------------------------
                                      WALTER C. LAZARCHECK
                                      VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                      (CHIEF ACCOUNTING OFFICER)