Form 10-Q
period 2003-09-28
FARREL CORP
filed 2003-11-12
CIK 34645

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------  ---------------
Commission file number 0 -19703
                       --------

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
Yes  X      No
    ----       -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes       No  X
                                                ----     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                               OUTSTANDING AT November 7, 2003
--------------------------------------------------------------------------------

Common Stock (Voting), $.01 par value                        5,235,128
                                                             ---------

                               Farrel Corporation

                                      Index

                                                                                                       Page
                                                                                                       ----
Part I.  Financial Information

         Item 1. Financial Statements

                  Consolidated Balance Sheets -
                  September 28, 2003 and December 31, 2002                                                3

                  Consolidated Statements of Operations -
                  Three and nine months ended September 28, 2003
                  and September 29, 2002                                                                  4

                  Consolidated Statements of Cash Flows -
                  Nine months ended September 28, 2003
                  and September 29, 2002                                                                  5

                  Notes to Consolidated Financial Statements                                              6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                    11

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk                             17

         Item 4 - Controls and Procedures                                                                17

Part II. Other Information                                                                               18
         -----------------

         Signatures                                                                                      19

         Exhibits -

                  Exhibit 10   - Letter dated November 5, 2003, amending the Standard Corporate
                                 Financial Services contract between First Funding Corporation and the registrant dated June 17, 1986.

                  Exhibit 11   - Statement re computation of per share earnings

                  Exhibit 31.1 - Certification pursuant to section 10A of the Securities and
                                 Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 31.2 - Certification pursuant to section 10A of the Securities and
                                 Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                         Part I - Financial Information
                               FARREL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                               September 28,          December 31,
                                                                                   2003                  2002
                                                                               -------------          ------------
                                                                               (Unaudited)
ASSETS
           Current Assets:
                 Cash and cash equivalents                                      $   7,764              $   5,863
                 Accounts receivable, net of allowance for
                    doubtful accounts of  $88 and $96, respectively                 6,925                 10,848
                 Inventory                                                         11,133                 10,631
                 Deferred income taxes                                                538                    538
                 Other current assets                                                 542                  1,170
                                                                                ---------              ---------
                               Total Current Assets                                26,902                 29,050
           Property, plant and equipment - net of accumulated
           depreciation of  $17,803  and $17,034, respectively                      6,436                  7,166
           Deferred income taxes                                                    1,361                  1,339
           Other assets                                                               411                    373
                                                                                ---------              ---------
                      Total Assets                                              $  35,110              $  37,928
                                                                                =========              =========
LIABILITIES & STOCKHOLDERS' EQUITY
           Current Liabilities:
                 Accounts payable                                               $   3,735              $   4,009
                 Accrued expenses & taxes payable                                   1,403                  2,309
                 Advances from customers                                            3,974                  4,102
                 Accrued warranty costs                                               816                    842
                 Current portion of long - term debt                                  581                    752
                                                                                ---------              ---------
                                Total Current Liabilities                          10,509                 12,014
           Long-term debt                                                              --                    375
           Other long term liabilities                                                 26                     --
           Post-retirement benefit obligation                                       1,043                  1,055
           Minimum pension liability                                               10,535                  9,961
           Commitments and contingencies                                               --                     --
                                                                                ---------              ---------
                                Total Liabilities                                  22,113                 23,405
                                                                                ---------              ---------
           Stockholders' Equity:
                 Preferred stock, par value $100, 1,000,000
                      shares authorized, no shares issued                              --                     --
                 Common stock, par value $.01,
                      10,000,000 shares authorized,
                      6,142,106 shares issued                                          61                     61
                 Paid in capital                                                   19,295                 19,295
                 Treasury stock, 906,978 and 913,645 shares, respectively          (2,490)                (2,530)
                 Retained earnings                                                  8,361                  9,879
                 Accumulated other comprehensive loss                             (12,230)               (12,182)
                                                                                ---------              ---------
                                Total Stockholders' Equity                         12,997                 14,523
                                                                                ---------              ---------
              Total Liabilities and Stockholders' Equity                        $  35,110              $  37,928
                                                                                =========              =========

           See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share and share data)

                                                 Three Months Ended                          Nine Months Ended
                                          ----------------------------------       ----------------------------------
                                          September 28,      September 29,         September 28,       September 29,
                                              2003                2002                  2003               2002
                                          -------------     ----------------       --------------     ---------------
                                                    (Unaudited)                              (Unaudited)
Net sales                                  $   11,325         $   12,676            $   35,206          $   29,696

Cost of sales                                   8,594              9,235                27,058              22,185
                                           ----------         ----------            ----------          ----------

Gross margin                                    2,731              3,441                 8,148               7,511

Operating expenses:

    Selling                                     1,024              1,074                 3,425               3,042

    General and administrative                  1,774              1,607                 5,662               5,168

    Research and development                      188                278                   691                 808
                                           ----------         ----------            ----------          ----------

Total operating expenses                        2,986              2,959                 9,778               9,018
                                           ----------         ----------            ----------          ----------

Operating income (loss)                          (255)               482                (1,630)             (1,507)

Interest income                                    12                 27                    43                  83

Interest expense, including                       (26)               (24)                  (89)                (77)
amortization of deferred credit
facility costs

Other income (expense), net                       234                 11                   366                 196
                                           ----------         ----------            ----------          ----------

Income (loss) before income taxes                 (35)               496                (1,310)             (1,305)

Provision (benefit) for income taxes               79                148                   (87)               (426)
                                           ----------         ----------            ----------          ----------

Net income (loss)                          $     (114)        $      348            $   (1,223)         $     (879)
                                           ==========         ==========            ==========          ==========

Per share data:

Basic and Diluted earnings (loss) per
  common share                             $    (0.02)        $     0.07            $    (0.23)         $    (0.17)
                                           ==========         ==========            ==========          ==========
Average shares outstanding:
  Basic                                     5,235,128          5,228,461             5,234,035           5,228,461
                                           ==========         ==========            ==========          ==========
  Diluted                                   5,235,128          5,276,863             5,234,035           5,228,461
                                           ==========         ==========            ==========          ==========
  Dividends per share                      $     0.00         $     0.00            $     0.05          $    0.04
                                           ==========         ==========            ==========          ==========

           See Accompanying Notes to Consolidated Financial Statements

                               FARREL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     Nine Months Ended
                                                                              -------------------------------
                                                                              September 28,     September 29,
                                                                                   2003              2002
                                                                              -------------     -------------
                                                                               (Unaudited)       (Unaudited)
Cash flows from operating activities:
  Net loss                                                                      $ (1,223)         $   (879)
  Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
    Depreciation                                                                     959             1,141
    Amortization                                                                      73                61
    (Gain) on sale of property, plant and equipment                                 (363)               --
    Decrease in accounts receivable                                                3,995             3,261
    Decrease in other current assets                                                 637               195
    (Increase) in inventory                                                          (82)           (3,169)
    Decrease in prepaid pension costs                                                288                74
    Increase (decrease) in accounts payable                                         (327)              654
    (Decrease) increase in customer advances                                        (597)            3,015
    (Decrease) in accrued expenses & taxes                                          (926)             (418)
    (Decrease)  in accrued warranty costs                                            (33)             (160)
    (Decrease) in post retirement benefit obligation                                 (12)              (17)
    Other                                                                             59                 6
                                                                                --------          --------
    Total adjustments                                                              3,671             4,643
                                                                                --------          --------
    Net cash provided by operating activities                                      2,448             3,764
                                                                                --------          --------
Cash flows from investing activities:
    Proceeds from the sale of property, plant and equipment                          417                --
    Purchases of property, plant and equipment                                      (177)             (117)
                                                                                --------          --------
    Net cash provided by (used in) investing activities                              240              (117)
                                                                                --------          --------
Cash flows from financing activities:
    Sale of common stock via stock option exercise                                     5                --
    Dividends paid                                                                  (261)             (209)
    Repayment of long-term borrowings                                               (563)             (529)
                                                                                --------          --------
    Net cash (used in) financing activities                                         (819)             (738)
                                                                                --------          --------
Effect of foreign currency exchange rate changes on cash                              32               (21)
                                                                                --------          --------
Net increase in cash and cash equivalents                                          1,901             2,888
    Cash and cash equivalents - Beginning of period                                5,863             5,579
                                                                                --------          --------
    Cash and cash equivalents - End of period                                      7,764          $  8,467
                                                                                ========          ========
Income taxes paid                                                               $    793          $     50
                                                                                ========          ========
Interest paid                                                                   $     42          $     79
                                                                                ========          ========

           See Accompanying Notes to Consolidated Financial Statements

                               Farrel Corporation
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly in accordance with accounting principles generally accepted in the U.S., the consolidated financial position of Farrel Corporation ("Farrel" or "the Company") as of September 28, 2003, and the consolidated results of its operations and its cash flows for the three and/or nine month periods ended September 28, 2003 and September 29, 2002. These results are not necessarily indicative of results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report and Form 10-K for the year ended December 31, 2002.

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

         The Company's pro forma information is as follows:

                                                     Three Months Ended            Nine Months Ended
                                                    ------------------------     -----------------------
                                                    Sept. 28,      Sept. 29,     Sept. 28,     Sept. 29,
                                                      2003           2002           2003         2002
                                                    ---------      ---------     ---------     ---------
                                                            (In thousands, except per share data)
Net income (loss)                                    $ (114)         $ 348        $(1,223)      $ (879)
Effect of stock options, net of taxes                    (4)            (4)           (12)         (11)
                                                     ------          -----        -------       ------
Pro forma net income (loss)                          $ (118)         $ 344        $(1,235)      $ (890)
                                                     ======          =====        =======       ======
Pro forma income (loss) per share -
     basic and diluted                               $(0.02)         $0.07        $ (0.24)      $(0.17)
                                                     ======          =====        =======       ======

Note 3 - Inventory

         Inventory is comprised of the following:

                                                                          Sept.  28,       December 31,
                                                                             2003              2002
                                                                          ----------       ------------
                                                                                (In thousands)
         Stock and raw materials.....................                      $ 5,650           $ 6,733
         Work-in process.............................                        5,483             3,898
                                                                           -------           -------
         Total.......................................                      $11,133           $10,631
                                                                           =======           =======

Note 4 - Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows:

                                                          Three Months Ended                   Nine Months Ended
                                                       -------------------------            -----------------------
                                                       Sept. 28,       Sept. 29,            Sept. 28,     Sept. 29,
                                                          2003            2002                 2003          2002
                                                       ---------       ---------            ---------     ---------
                                                                                (In thousands)
         Net income (loss)                               $(114)           $348               $(1,223)       $(879)
         Foreign currency translation adjustments           55             211                   279          641
                                                         -----            ----               -------        -----
         Other comprehensive income (loss)               $ (59)           $559               $  (944)       $(238)
                                                         =====            ====               =======        =====


         Accumulated other comprehensive income (loss) consists of the following:

                                                                          Sept.  28,       December 31,
                                                                             2003              2002
                                                                          ----------       ------------
                                                                                (In thousands)
         Foreign currency translation adjustments....                     $   (188)          $   (467)
         Minimum pension liability...................                      (12,042)           (11,715)
                                                                          --------           --------
         Accumulated other comprehensive loss........                     $(12,230)          $(12,182)
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

Note 6 - Impact of Recently Issued Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statements No. 142 (Goodwill and Other Intangible Assets) and No. 143 (Accounting for Asset Retirement Obligations). Statement No. 142 was adopted by the Company in January 2002 and Statement No. 143 was adopted by the Company in January 2003. Statement No. 142 changes the accounting for other intangible assets, such that those assets whose life is determined to be indefinite are not subject to amortization. These assets and goodwill shall be tested for impairment at least annually, and the value will need to be written down if the fair value is less than the carrying value. Statement No. 143 requires that a liability must be recognized for an asset retirement obligation related to long lived tangible assets. The liability shall be recorded at fair value. The adoption of Statements No. 142 and No. 143 did not have a significant effect on the Company's financial position or results of operations.

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

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 148 (Accounting for Stock-Based Compensation - Transition and Disclosures). Statement No. 148 amends the accounting for stock-based compensation by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted Statement No. 148 in December 2002. The Company does not anticipate changing to the fair value based method of accounting for stock-based compensation; therefore, the adoption only impacted disclosures. In October 2003, the FASB stated that it intends to issue an exposure draft in 2004 that would outline new accounting rules for stock based compensation which would require all companies to recognize in their income statements compensation expense related to stock options.

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

         As of September 28, 2003, all of the Company's then existing foreign exchange forward contracts were designated as fair value hedges. As such, there were no charges to the statement of operations related to these contracts. At September 28, 2003, the net difference between the spot rate and the contract rate for the foreign exchange forwards was an unrealized gain of approximately $25,000. At September 28, 2003 the Company is committed to provide 1,737,000 EURO's in exchange for British Pound Sterling under forward contracts expiring thru July 2004.

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

         This credit facility also includes a term loan which the Company borrowed in June 2001. The term loan is repayable in monthly principal installments of (pound)38,888 (approximately $64,000) through June 2004. The term loan has an interest rate of LIBOR plus 2.7% (3.8% at September 28, 2003). In addition the Company pays a Mandatory Cost Rate fee on the outstanding balance which was approximately 2% at September 28, 2003. The proceeds of this term loan were used to repay an existing term loan. At September 28, 2003, there was $581,000 outstanding under the term loan.

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

         In addition to the term loan outstanding under the credit facility, the facility is primarily utilized for the issuance of letters of credit. The letters of credit are issued primarily in connection with bids on foreign orders and to back up the Company's obligations under certain foreign orders for which it receives customer progress payments. The Company has approximately $2.9 million of letters of credit posted under its credit facility on September 28, 2003.

         The current credit facility expires on June 15, 2004. In October the Company and its bank signed a commitment letter to extend the credit facility to June 2005 in essentially similar terms. Management anticipates that it will be able to obtain a firm extension of the existing facility or an adequate replacement credit facility upon the expiration of the current bank credit facility; however, there is no assurance that an extension or adequate replacement facility will be obtained. Assuming the Company, upon the current facility's expiration, is able to obtain a new credit facility which provides letter of credit and borrowing availability comparable to the current facility, management anticipates that the Company's cash balances, operating cash flows and such new credit facility would be adequate to fund anticipated capital commitments and working capital requirements for at least the next twelve months.

         Should the Company not be able to extend its current facility upon its expiration, the Company would be required on June 15, 2004, to repay any borrowings then outstanding and to replace or secure with cash any then outstanding letters of credit. As of September 28, 2003, the Company had $7.8 million of cash, a term loan of $581,000 and issuances of letters of credit of $2.9 million. Due to many factors, including prevailing economic, financial and market conditions, the Company cannot predict with certainty that it would have adequate liquidity without a credit facility. Thus, without a credit facility the possibility exists that the Company could have a shortage of working capital which could be material and could have a material adverse effect on the Company's ability to continue as a going concern.

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

              The change in the warranty reserve was as follows:

                                                            Three Months Ended          Nine Months Ended
                                                           --------------------       ---------------------
                                                           Sept. 28,   June 30,       Sept. 28,   Sept. 30,
                                                              2003       2002            2003       2002
                                                           ---------   --------       ---------   ---------
                                                                           (In thousands)
         Warranty reserve, beginning of period.......         $879       $943            $842      $1,004
         Charges to costs & expenses.................          161        (27)            507         200
         Foreign currency translation adjustment.....            5          7              14          23
         Deductions for actual expenditures..........         (229)       (53)           (547)       (357)
                                                             -----       ----           -----      ------
         Warranty reserve, end of period.............         $816       $870            $816        $870
                                                             =====       ====           =====      ======

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

Note 10 - Income Taxes

         The Company provides for income taxes at the statutory rates in effect in each tax jurisdiction in which income is earned or losses are generated, adjusted for permanent differences in determining income for financial reporting and income tax purposes. Approximately $348,000 of deferred tax benefits (of which $116,000 relates to the quarter ended September 28, 2003) in the nine month period ended September 28, 2003 related to the Company's U.K. operations have not been recognized since these deferred tax benefits have been deemed not to meet the accounting requirements for realization as an asset. As a result, despite having a pretax loss in the three months ended September 28, 2003, the Company has a tax provision of $79,000. The effective income tax rate was 30% for the three month period ended September 29, 2002. The effective income tax benefit rate was 7% for the nine month period ended September 28, 2003, compared to 33% for the nine month period ended September 29, 2002. The effective tax rate also varies among periods due to the change in the proportion and amount of income and losses generated in different tax jurisdictions.

Note 11 - Related Party Transactions

         The Company has modified its arrangement with First Funding Corporation. Effective July 1, 2003, the monthly service fee paid to First Funding Corporation was reduced from $31,250 to $28,125, and for the calendar year 2004 the monthly service fee will be reduced to $10,000 a month.


Note 12 - Reclassifications

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

Results of Operations

Nine Months Ended September 28, 2003 Compared To The Nine Months Ended September 29, 2002

         Net sales for the nine month period ended September 28, 2003, were $35.2 million compared to $29.7 million for the nine month period ended September 29, 2002, an increase of $5.5 million. The increase is primarily a result of higher sales of new machines. The timing of the Company's sales, particularly new machines sales, is highly dependent on when an order is received, the amount of lead time from receipt of order to delivery and specific customer requirements. The Company operates in markets that are extremely competitive with cyclical demand. Many of the Company's customers and markets operate at less than full capacity and certain remain particularly competitive and are subject to local economic events.

         Orders received for the nine month period ended September 28, 2003, were $37.9 million compared to $40.7 million for the nine month period ended September 29, 2002.

         The Company's products are primarily supplied to manufacturers and represent capital commitments for new plants, expansion or modernization. In the case of major equipment orders, up to 12 months are required to complete the manufacturing process. Accordingly, revenues reported in the statement of operations may represent orders received in the current or previous periods during which time economic conditions in various geographic markets of the world impact the Company's level of order intake. Many of the Company's traditional customers and markets are operating with excess capacity thereby reducing the number of projects for plant expansion and modernization. Certain of the Company's customers are scaling back operations in the U.S. and parts of Western Europe. At the same time, customers appear to be seeking opportunities in countries where they can reduce their product costs. Typically, the Company faces a more challenging sales environment and significant price competition in such countries, which negatively impact sales and margins.

         The Company is experiencing increased pricing pressures from competitors in an overall smaller market. Further, the cyclical nature of industry demand and, therefore, the timing of order intake may effect the Company's quarterly results of operations. The Company's ability to maintain and increase net sales, and maintain product margins depends upon a strengthening and stability in the Company's traditional markets and its ability to control costs to compete effectively. There can be no assurance that the current level of orders will continue, that market conditions will not worsen, that the Company can compete effectively in all markets or that improvements in the Company's traditional markets will lead to increased orders for the Company's products.

         The level of backlog considered firm by management at September 28, 2003, was $24.4 million compared to $21.3 million at December 31, 2002, and $30.2 million at September 29, 2002. Backlog at September 28, 2003 is 19% less than backlog at September 29, 2002. Substantially all the backlog as of

September 28, 2003, is scheduled to be shipped within the next 12 months. Such shipments are subject to various factors, such as customer requests for changes or manufacturing delays, which could result in shipments being delayed.

             Gross margin for the nine month period ended September 28, 2003, was $8.1 million compared to $7.5 million for the nine month period ended September 29, 2002, an increase of $0.6 million. The increase in gross margin is primarily a result of higher sales. The gross margin as a percent of sales for the nine month period ended September 28, 2003, was 23% compared to 25% for the nine month period ended September 29, 2002. This decline is due to lower margins generated on sales of new machines and rebuild service and equipment sales. The Company has a varied portfolio of products that have different ranges of profit margins. As a result, sales mix can make the gross margin as a percent of sales vary between periods. In addition, competitive conditions that exist at the time a customer order is received impacts the margin earned by the Company.

         Operating expenses for the nine month period ended September 28, 2003, were $9.8 million compared to $9.0 million for the nine month period ended September 29, 2002, an increase of $0.8 million. This amount includes increased
(i) selling expenses of approximately $0.4 million primarily due to higher employee compensation and related expenses and trade show expenses, and (ii) administrative expenses of $0.5 million primarily due to higher pension costs.

         Interest income for the nine month period ended September 28, 2003, was $43,000 compared to $83,000 for the nine month period ended September 29, 2002.

         Interest expense for the nine month period ended September 28, 2003, was $89,000 compared to $77,000 for the nine months ended September 29, 2002.

             Other income (expense), net for the nine month period ended September 28, 2003, was income of $366,000 compared to income of $196,000 for the nine month period ended September 29, 2002. Other income for the period ended September 28, 2003 includes gains on the sale of fixed assets of $363,000. Other income for the period ended September 29, 2002 includes approximately $167,000 received by the Company as a result of the demutualization of an insurance provider used by the Company.

         The Company provides for income taxes at the statutory rates in effect in each tax jurisdiction in which income is earned or losses are generated, adjusted for permanent differences in determining income for financial reporting and income tax purposes. The effective income tax benefit rate was 7% for the nine month period ended September 28, 2003, compared to an effective income tax benefit rate of 33% for the nine month period ended September 29, 2002. The effective tax rate varies among periods due to the change in the proportion and amount of income and losses generated in different tax jurisdictions. In addition, $348,000 of deferred tax benefits in the nine month period ended September 28, 2003 related to the Company's U.K. operations have not been recognized since these deferred tax benefits have been deemed not to meet the accounting requirements for realization as an asset.

Three Months Ended September 28, 2003 Compared to The Three Months Ended September 29, 2002

         Net sales for the three months ended September 28, 2003, were $11.3 million compared to $12.7 million for the three month period ended September 29, 2002, an increase of $1.4 million. The decrease is primarily a result of lower sales of rebuild services and equipment.

         Orders received for the three month period ended September 28, 2003, were $12.3 million compared to $11.3 million for the three month period ended September 29, 2002.

         The Company's sales, orders and backlog levels varied when comparing the two quarters due to market conditions and the nature of the industry in which the Company operates as more fully discussed in the results of operations for the nine month period on page 11.

         Gross margin for the three month period ended September 28, 2003, was $2.7 million compared to $3.4 million for the three month period ended September 29, 2002, a decrease of $0.7 million. The decrease in gross margin is primarily a result of lower sales and lower margins generated on sales. The gross margin as a percent of sales for the three month period ended September 28, 2003, was 24% compared to 27% for the three month period ended September 29, 2002. The decrease in the gross margin as a percent of sales is primarily due to lower margins generated on sales of new machines and sales of repair equipment and services. The Company has a varied portfolio of products that have different ranges of profit margins. As a result, sales mix can make the gross margin as a percent of sales vary between periods. In addition, competitive conditions that exist at the time a customer order is received impacts the margin earned by the Company.

         Operating expenses for the three month period ended September 28, 2003, were $3.0 million compared to $3.0 million for the three month period ended September 29, 2002. The amount for 2003 includes increased administrative expenses of $0.2 million primarily due to higher pension costs partially offset by lower employee compensation and related expenses related to research and development.

         Interest income for the three month period ended September 28, 2003, was $12,000 compared to $27,000 for the three month period ended September 29, 2002, a decrease of $15,000.

         Interest expense for the three month periods ended September 28, 2003, was $26,000 compared to $24,000 for the three month period ended September 28, 2002, an increase of $2,000.

             Other income, net for the three month period ended September 28, 2003, was $234,000 compared to other income, net of $11,000 for the three month period ended September 29, 2002. Other income for the period ended September 28, 2003 includes a gain on the sale of property of $196,000.

         The Company provides for income taxes at the statutory rates in effect in each tax jurisdiction in which income is earned or losses are generated, adjusted for permanent differences in determining income for financial reporting and income tax purposes. Approximately $116,000 of deferred tax benefits in the three month period ended September 28, 2003, related to the Company's U.K. operations have not been recognized since these deferred tax benefits have been deemed not to meet the accounting requirements for realization as an asset. As a result, despite having a pretax loss in the three months ended September 28, 2003, the Company has a tax provision of $79,000.The effective income tax benefit rate was 30% for the three month period ended September 29, 2002. The effective tax rate also varies among periods due to the change in the proportion and amount of income and losses generated in different tax jurisdictions.

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

Liquidity and Capital Resources; Capital Expenditures

         Working capital and the working capital ratio at September 28, 2003 were $16.4 million and 2.6 to 1, respectively, compared to $17.0 million and 2.4 to 1 at December 31, 2002, respectively. During the nine months ended September 28, 2003, the Company declared a dividend of $0.05 per share that was paid on April 25, 2003 to shareholders of record as of April 11, 2003.

         Due to the nature of the Company's business, many sales are of a large dollar amount. Consequently, the timing of recording such sales may cause the balances in accounts receivable and/or inventory to fluctuate dramatically between quarters and may result in significant fluctuations in cash provided by operations. Historically, the Company has not experienced significant problems regarding the collection of accounts receivable. The Company also generally has financed its operations with cash generated by operations, progress payments from customers and borrowings under its bank credit facilities. The Company made capital expenditures of $0.2 and $0.1 during the nine month periods ended September 28, 2003 and September 29, 2002, respectively.

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

         This credit facility also includes a term loan which the Company borrowed in June 2001. The term loan is repayable in monthly principal installments of (pound)38,888 (approximately $64,000) through June 2004. The term loan has an interest rate of LIBOR plus 2.7% (3.8% at September 28, 2003). In addition the Company pays a Mandatory Cost Rate fee on the outstanding balance which was approximately 2% at September 28, 2003. The proceeds of this term loan were used to repay an existing term loan. At September 28, 2003, there was $581,000 outstanding under the term loan.

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

         In addition to the term loan outstanding under the credit facility, the facility is primarily utilized for the issuance of letters of credit. The letters of credit are issued primarily in connection with bids on foreign orders and to back up the Company's obligations under certain foreign orders for which it receives customer progress payments. The Company has approximately $2.9 million of letters of credit posted under its credit facility on September 28, 2003.

         The current credit facility expires on June 15, 2004. In October the Company and its bank signed a commitment letter to extend the credit facility to June 2005 in essentially similar terms. Management anticipates that it will be able to obtain a firm extension of the existing facility or an adequate replacement credit facility upon the expiration of the current bank credit facility; however, there is no assurance that an extension or adequate replacement facility will be obtained. Assuming the Company, upon the current facilities expiration, is able to obtain a new credit facility which provides letter of credit and borrowing availability comparable to the current facility, management anticipates that the Company's cash balances, operating cash flows and such new credit facility would be adequate to fund anticipated capital commitments and working capital requirements for at least the next twelve months.

         Should the Company not be able to extend its current facility upon its expiration, the Company would be required on June 15, 2004, to repay any borrowings then outstanding and to replace or secure with cash any then outstanding letters of credit. As of September 28, 2003, the Company had $7.8 million of cash, a term loan of $581,000 and issuances of letters of credit of $2.9 million. Due to many factors, including prevailing economic, financial and market conditions, the Company cannot predict with certainty that it would have adequate liquidity without a credit facility. Thus, without a credit facility the possibility exists that the Company could have a shortage of working capital, which could be material and could have a material adverse effect on the Company's ability to continue as a going concern.

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

         For the years ended December 31, 2002, 2001 and 2000, the assets of the plan generated a negative return (lost value) of $2.2 million, $2.4 million and $0.6 million, respectively. The majority of 2002 loss was incurred in June 2002 as a result of the decline in the stock market. As described in the Financial Position section that follows, these losses have contributed to a substantial reduction in the Company's stockholders' equity. At September 28, 2003, total assets in the plan were approximately $22 million, which significantly exceed the historical benefits paid for the past few years. The trustees of the plan moved the plan assets out of equities in July 2002. After reviewing the long-term investment strategy of the plan, the trustees began investing a portion of the assets in equities in May 2003. As of September 28, 2003, the assets of the plan consisted of corporate and government bonds, equities and cash. In addition, in January 2002, the U.K. subsidiary officially informed the plan trustees that effective the end of the first quarter of 2002, the U.K. employees would no longer accrue additional benefits under this pension plan for future service. Beginning in 2002, the U.K. subsidiary, as required under U.K. law, offered a defined contribution plan to its employees.

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

Impact of Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued statements No. 142 (Goodwill and Other Intangible Assets) and No. 143 (Accounting for Asset Retirement Obligations). Statement No. 142 was adopted by the Company in January 2002 and statement No. 143 was adopted by the Company in January 2003. Statement No. 142 changes the accounting for other intangible assets, such that those assets whose life is determined to be indefinite are not subject to amortization. These assets and goodwill shall be tested for impairment at least annually, and the value will need to be written down if the fair value is less than the carrying value. Statement No. 143 requires that a liability must be recognized for an asset retirement obligation related to long lived tangible assets. The liability shall be recorded at fair value. The adoption of Statements No. 142 and No. 143 did not have a significant effect on the Company's financial position or results of operations.

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

         In December 2002, the Financial Accounting Standards Board issued Statement No. 148 (Accounting for Stock-Based Compensation - Transition and Disclosures). Statement No. 148 amends the accounting for stock-based compensation by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted Statement No. 148 in December 2002. The Company does not anticipate changing to the fair value based method of accounting for stock-based compensation; therefore, the adoption only impacted disclosures. In October 2003, the FASB stated that it intends to issue an exposure draft in 2004 that would outline new accounting rules for stock based compensation which would require all companies to recognize in their income statements compensation expense related to stock options.

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

Part 1 - Item 4 - Controls and Procedures

         The Company's management, with the participation of the CEO and CFO, have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 28, 2003. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 28, 2003. Additionally during the past quarter, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or would be reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                            N/A

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        N/A

ITEM 5 - OTHER INFORMATION                                                          N/A

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibits:

     Exhibit 10   Letter dated November 5, 2003, amending the Standard Corporate
                  Financial Services contract between First Funding Corporation
                  and the registrant dated June 17, 1986.                           Attached

     Exhibit 11   (Regulation S-K) Computation of Earnings Per Share.               Attached

     Exhibit 31.1 Certification pursuant to section 10A of the Securities and
                  Exchange Act of 1934, as adopted pursuant to section 302 of
                  the Sarbanes-Oxley Act of 2002                                    Attached

     Exhibit 31.2 Certification pursuant to section 10A of the Securities and
                  Exchange Act of 1934, as adopted pursuant to section 302 of
                  the Sarbanes-Oxley Act of 2002                                    Attached

     Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted
                  pursuant to section 906 of the Sarbanes-Oxley Act of 2002         Attached

     Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted
                  pursuant to section 906 of the Sarbanes-Oxley Act of 2002         Attached

  b) Reports on Form 8-K:

  Form 8-K dated August 11, 2003 - Item 12. Disclosure of Results of Operations and Financial Condition - Press release setting forth certain financial data related to the Company's half-year and second quarter 2003 financial results.

                                   SIGNATURES
                                   ----------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                               FARREL CORPORATION
                               ------------------
                               REGISTRANT



DATE:    11/11/03                     /s/Rolf K. Liebergesell
     -------------------------        ------------------------------------------
                                      ROLF K. LIEBERGESELL
                                      CHIEF EXECUTIVE OFFICER,
                                      PRESIDENT AND CHAIRMAN OF THE BOARD



DATE:    11/11/03                     /s/Walter C. Lazarcheck
     -------------------------        ------------------------------------------
                                      WALTER C. LAZARCHECK
                                      VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                      (CHIEF ACCOUNTING OFFICER)